Form 10KSB
period 2004-06-30
ESESIS INC
filed 2005-02-08
CIK 1182151

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-KSB
                                -----------------

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 2004

                          Commission File No. 000-50575

                                  ESESIS, INC.
                                  ------------
                 (Name of small business issuer in its charter)

           Colorado                                            03-0471717
           --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                             7345 E. Peakview Avenue
                           Centennial, Colorado 80111
                                 (303) 689-9601
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)


       Securities registered under Section 12(b) of the Exchange Act: none

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X     No
          -----      -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for its most recent fiscal year: $615,206.

                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of February 8, 2005: -0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 8, 2005, there were 20,200,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                                  ESESIS, INC.

                                                                            PAGE
                                                                            ----
Facing Page
Index

PART I
Item 1.      Description of Business...........................................4
Item 2.      Description of Property..........................................10
Item 3.      Legal Proceedings................................................10
Item 4.      Submission of Matters to a Vote of Security Holders..............10

PART II
Item 5.      Market for the Registrant's Common Equity and
                      Related Stockholder Matters.............................11
Item 6.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...............................11
Item 7.      Financial Statements.............................................15
Item 8.      Changes in and Disagreements With Accountants on Accounting
                      and Financial Disclosure................................30
Item 8A.     Controls and Procedures..........................................30

PART III
Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act.......30
Item 10.     Executive Compensation...........................................32
Item 11.     Security Ownership of Certain Beneficial Owners and Management...33
Item 12.     Certain Relationships and Related Transactions...................34

PART IV
Item 13.     Exhibits and Reports on Form 8-K.................................35
Item 14.     Principal Accountant Fees and Services...........................36

SIGNATURES....................................................................37

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

     Esesis, Inc.,("we," "our," "us," or the "Company"), was incorporated on July 5, 2002, as a Colorado corporation, which, through our wholly owned operating subsidiary, Esesis Environmental, Corp.,("EEC"), provides environmental inspection and consulting services related to the abatement, remediation, and maintenance of asbestos, lead paint, and toxic mold contamination. EEC was incorporated in Texas on July 10, 2002 and began environmental inspection and consulting operations in November of 2002. Our services are offered in Texas and Colorado through our subsidiary's offices in Waco, Texas and Centennial, Colorado.

     We provide our services to both private sector clients and governmental entities and derive our revenues from inspection and consulting services. We are hired by building owners, property management firms, insurance adjustors and individuals to identify asbestos, lead paint, or mold contamination or hazards. Our consulting services develop remediation plans for identified hazards and provide ongoing inspections to insure proper hazardous material handling during renovation projects.

     Our principal executive offices are located at 7345 E. Peakview Ave., Centennial, Colorado 80111, which is used for administrative purposes as well as the operating office for EEC's initial Colorado operations. EEC also maintains an office located at 5601 Edmond Ave., Suite A, Waco, Texas 76710 through which it conducts its Texas inspection and consulting activities.

     On December 22, 2002, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission, whereby we are attempting to register an aggregate of 500,000 shares of our common stock pursuant to the Securities Act of 1933, as amended, which we intend to sell at a price of $.10 per share if and when our registration statement is deemed effective. We intend to utilize the proceeds from the sale of these shares to purchase additional equipment, repay debt and for sales and marketing. There can be no assurances that our registration statement will be deemed effective, or if it does become effective, that we will be able to sell all of the shares proposed to be offered. The failure to obtain effectiveness of our registration statement, or subsequently, our inability to sell the shares upon effectiveness, will have a negative impact on our ability to continue to expand our business operations.

Market Overview and Our Services

Asbestos Consulting

     The asbestos consulting industry developed due to increased public awareness in the early 1970's of the health risks associated with asbestos, which was extensively used in building construction. Asbestos, which is a fibrous mineral found in rock formations throughout the world, was used extensively in a wide variety of construction-related products as a fire retardant and insulating material in residential, commercial and industrial properties. During the period from approximately 1910 to 1978, asbestos was commonly used as a construction material in structural steel fireproofing, as thermal insulation on pipes and mechanical equipment and as an acoustical insulation material. Asbestos was also used as a component in a variety of building materials (such as plaster, drywall, mortar and building block) and in caulking, tile adhesives, paint, roofing felts, floor tile and other surfacing materials.

     In the early 1970's, it became publicly recognized that inhalation or ingestion of asbestos fibers was a direct cause of certain diseases, including asbestosis (a debilitating pulmonary disease), lung cancer, mesothelioma (a cancer of the abdominal and lung lining) and other diseases. In particular, friable asbestos-containing materials ("ACM"), were designated as a potential health hazard because these materials can produce microscopic fibers and become airborne when disturbed.

     The Environmental Protection Agency (the "EPA"), first banned the use of asbestos as a construction material in 1978 and the federal government subsequently banned the use of asbestos in other building materials as well. Most structures built before 1978 contain ACM in some form. Undated information posted on the EPA's website states that the EPA estimates that there are asbestos containing materials in most of the nation's approximately 107,000 primary and secondary schools and 733,000 public and commercial buildings.

     The asbestos consulting industry grew rapidly in the 1980's due to increasing public awareness and concern over health hazards associated with ACM, legislative action mandating safety standards and requiring abatement in certain circumstances, and economic pressures on building owners seeking to satisfy the requirements of financial institutions, insurers and tenants. During the last ten years the industry has remained stable with revenues tracking the general economic cycle.

     We hope to maintain expertise in all types of asbestos consulting including removal and disposal, enclosure and encapsulation. Our asbestos inspection and consulting work is completed in accordance with EPA, OSHA, state and local regulations governing asbestos abatement operations, disposal and air monitoring requirements. To date, our revenue has come from performing asbestos inspections and consulting for buildings being renovated. Specifically, the state of Texas requires a Texas Department of Health licensed asbestos inspector to conduct an asbestos inspection prior to a building permit being issued for any renovation or demolition of any facility that is not a residence less than a four-plex. Contractors, building owners and property management firms are levied significant fines for non-compliance for asbestos. For example, the fine for conducting renovation or demolition activities without an asbestos inspection is $10,000. Furthermore, our research indicates that asbestos inspections consistently discover asbestos present in buildings built prior to the mid 1980's, which may create an additional income stream for us because the Texas Department of Health requires project design and specifications be detailed in a project plan prior to renovation work being started and project management and air monitoring during the renovation project. We provide these services to our clients as well.

Lead

     During the 1990's an increasing awareness of the dangers associated with lead developed. While lead poisoning takes many forms, the most serious and troubling in the United States is the danger posed to children and infants from the ingestion of lead, primarily in the form of paint chips containing lead. Ingestion of lead has been proven to reduce mental capacities and is especially detrimental to children in the early stages of development.

     The low income and public housing markets, and the public school markets, due to the age of the structures, contain a significant amount of lead paint that is flaking and peeling. In response to this problem many municipal and state governments have developed programs to remediate the structures. For example, the Department of Housing and Urban Development ("HUD"), has designated residences (single or multifamily), constructed prior to 1978 as "Target Housing," which must have a lead paint inspection and risk assessment of their properties in the near future.

     We are capitalizing on the increasing awareness and regulations surrounding lead paint contamination on older buildings by providing the initial inspection requisite to properly identify lead paint. We own a SciTech Map4XRF, a piece of specialized equipment for lead testing which is capable of quickly and cost effectively testing for lead. We purchased by way of a note payable, the Map4XRF for $28,500 from Charles Thorn, an employee of our Waco office. The Map4XRF is manufactured by SciTech and enables us to conduct lead based paint inspections on-site without having to collect bulk samples and forward them to testing laboratories for analysis. Furthermore, this equipment alleviates the need to damage walls to take samples and eliminates the cost of repairing such damage. This equipment also allows for the collection of samples in the amounts specified by HUD.

Indoor Air Quality / Microbial Remediation

     Health professionals have been aware of the deleterious effects of certain types of molds for decades but the issue has gained increased public awareness in recent years. Our current focus is on toxic mold inspection in both commercial and residential structures. Our services include the identification and development of remediation plans, detailing methods and performing microbial (mold, fungus, etc.), abatement in commercial, residential, educational, medical and industrial facilities.

     We believe that the increase in awareness and concern over toxic mold because of the health implications of toxic mold contaminations in buildings will drive rapidly increasing demand for mold and air quality testing services. With the current state of the indoor air quality industry, it is likely that this field will be litigation driven, similar to asbestos in prior years, as building owners may be exposed to liability if they ignore indoor air concerns. Furthermore, this is an important area of interest to us, as contractors on mold remediation projects on buildings built prior to 1980 must assume items such as wall textures, thermal system insulation and floor tile with related mastics contain asbestos unless inspection is conducted to refute this assumption. We believe we can garner asbestos testing service revenue through relationships with mold and asbestos remediation contractors. To conduct a mold inspection in a public, commercial or industrial facility the inspector is required to have appropriate mold and asbestos inspector training and/or licensing.

Target Market

     We are focusing on Texas as a growing market for our services because Texas has been one of the most aggressive states in terms of requiring asbestos, mold and lead inspections prior to renovation projects. In addition, we have recently begun conducting inspection and consulting operations in Colorado through our office in Centennial, Colorado. While Colorado has not been as aggressive as Texas in terms of requiring asbestos and lead inspections prior to renovation projects, we felt Colorado provides an additional market we could serve with minimal additional costs because our corporate headquarters is already located in that state.

     We believe market demand for our services is directly correlated to the level of renovations occurring on older buildings in the geographic region we serve. In Texas, all renovations and demolitions of public, commercial and industrial facilities require an asbestos and mold inspection prior to any manipulation of building materials. Most other states have similar requirements for asbestos, but not mold. While the economy in general has exhibited poor performance, real estate and construction markets have shown resilience with the aid of record low interest rates and stable real estate values. We believe that these factors, coupled with the regulatory environment for environmental issues, will contribute to renovation levels that will drive demand for our services for the foreseeable future.

     We work with and market to asbestos, lead paint and mold remediation firms, real estate firms, property management firms, architects, building owners, schools and governments. Since inception, no customer has accounted for over ten percent (10%) of our revenue, and as a result, we believe that the loss of any one of our current contracts should not have a significant impact on our operations. Unless we obtain a very major contract in the future, it is not expected that any one customer will account for 10% of our revenues in the future due to the nature of our business. Once we complete a project, we move on to the next project with a different customer. We have no expectation of obtaining such a large contract in the foreseeable future.

     As of the date of this report, approximately 85% of our revenue has been derived related to the abatement, remediation, and maintenance of asbestos, 10% derived from the abatement, remediation, and maintenance of toxic mold contamination and 5% to the abatement, remediation, and maintenance of lead.

Operations

     We provide services on a project-by-project basis. Each project is competitively bid and individually negotiated with the owner of the building or the project manager. The majority of our contracts are on a fixed price basis and the length of the contracts are typically one to five days; however, larger projects often require thirty to sixty days or longer to complete.

     We closely monitor contracts projects by assigning responsibility for each contract to a project manager and/or air-monitoring technician, who coordinates the project until its completion. All personnel conducting asbestos or lead related activities are appropriately trained and licensed. The contracted work is performed by a qualified labor force in accordance with regulatory requirements and contract specifications, which describe worker safety and protection procedures, air monitoring protocols and abatement methods.

     As described elsewhere, our operations are currently limited to Texas and Colorado. Regional marketing and project operations are performed by members of senior management. Since we are able to perform work throughout the year, the business is not considered seasonal in nature. However, it is affected by the timing of contracts.

     Operations are managed with a focus on keeping staffing levels at a minimum while providing quality service. To accomplish this, we cross train personnel to be qualified and appropriately licensed in asbestos inspection, asbestos project management, asbestos air monitoring, lead paint inspection and air quality inspection. This cross training allows us to keep our operations and scheduling flexible, and to use personnel in areas of strength. Furthermore, overhead expenses are limited because we do not require a high visibility or walk-in business location and office space can be located in less expensive industrial office parks.

Licenses

     EEC is licensed and/or certified in both Texas and Colorado to conduct inspection and consulting services in those states. In addition, certain management and staff members are licensed and/or certified by various governmental agencies and professional organizations in both Texas and Colorado. The following table sets forth the various licenses currently held by EEC and/or our employees:


                                Company/                    Annual      Initial    Juris-
 Service        License        Individual     Status         Cost        Cost     diction
 -------        -------        ----------     ------         ----       -------   -------

Asbestos  Texas Department of   Company       Active         $200          $200    Texas
          Health Asbestos
          Consultant Agency




                                Company/                    Annual      Initial    Juris-
 Service        License        Individual     Status         Cost        Cost     diction
 -------        -------        ----------     ------         ----       -------   -------
Asbestos  Texas Department of   Individual     Active        $1,000      $3,150    Texas
          Health Individual
          Asbestos Consultant

Asbestos  Texas Department of    Company       Active        $1,900      $1,900    Texas
          Health Asbestos
          Laboratory

Asbestos  Texas/Colorado        Individual   7 licensed   $270(Texas)      $475    Texas
          Department of Health                employees      /$175                  and
          Asbestos Inspector                  (Texas)/3    (Colorado)             Colorado
                                              licensed
                                              employees
                                              (Colorado)

Asbestos  Texas/Colorado        Individual   5 licensed   $440(Texas)      $675    Texas
          Department of Health                employees      /$175                  and
          Asbestos Project                    (Texas)/     (Colorado)             Colorado
          Manager                            2 licensed
                                              employees
                                             (Colorado)

Asbestos  Texas Department of   Individual   5 licensed       $260       $1,225    Texas
          Health Asbestos Air                 employees
          Monitoring Technician

Lead      Texas Department of   Individual   1 licensed       $200         $475    Texas
          Health Lead Inspector               employee
          License

Lead      Texas Department of   Individual   1 licensed       $300         $275    Texas
          Health Lead Risk                    employee
          Assessor License

Mold      Texas Department of    Company     1 licensed       $500         $500    Texas
          Health Lead Risk                    employee
          Assessor License

Mold      Consultant            Individual   3 licensed       $300         $300    Texas
                                              employees

Insurance

     EEC maintains insurance coverage for general liability, professional and pollution liability, automobile liability and microbial contaminant consulting liability through American Safety Casualty Insurance. The policy, which provides a $1,000,000 limit per claim and in the aggregate, insures against both property damage and bodily injury arising from the contracting activities of our subsidiary. The policy is written on an "occurrence" basis, which provides coverage for insured risks that occur during the policy period, irrespective of when a claim is made. We are named as an additional insured on the policy. In addition, EEC maintains work compensation and employer liability insurance coverage through Texas Mutual Insurance Co.

Competition

     The environmental inspection and consulting industry is highly competitive and includes both small firms and large diversified firms which have the financial, technical and marketing capabilities to compete on a national level. The industry is not dominated by any one firm. Our business plan provides for us to target clients in rural areas where we deem competition as not as great. We are aware of only two (2) competitors within 75 miles of our Waco, Texas office. Of the approximately 250 competitors based in the State of Texas, approximately 85% are located in the Dallas-Ft. Worth, Houston and San Antonio metropolitan areas. We believe that it is not cost effective for those metropolitan based competitors to offer their services in most of the rural areas where we concentrate our marketing and sales operations. We compete on the basis of competitive pricing, a reputation for quality and safety and the ability to obtain the appropriate level of insurance. However, we are and will continue to be an insignificant participant in the environmental inspection and consulting industry. A large number of established and well-financed entities are active in our industry. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than ours and, consequently, we are and will continue to be at a competitive disadvantage in the foreseeable future.

Government Regulations

     Numerous regulations at the federal, state and local levels impact the environmental industry, including the EPA's Clean Air Act and Occupational Safety and Health Administration ("OSHA") requirements. As outlined below, these agencies have mandated procedures for monitoring and handling asbestos and lead containing material during abatement projects and the transportation and disposal of ACM and lead following removal.

     Current EPA regulations establish procedures for controlling the emission of asbestos fibers into the environment during removal, transportation or disposal of ACM. The EPA also has notification requirements before removal operations can begin. Many state authorities and local jurisdictions have implemented similar programs governing removal, handling and disposal of ACM.

     The health and safety of personnel involved in the removal of asbestos and lead are protected by OSHA regulations which specify allowable airborne exposure standards for asbestos workers and allowable blood levels for lead workers, engineering controls, work area practices, supervision, training, medical surveillance and decontamination practices for worker protection.

     Effective January 1, 2005, Texas law requires a license for consultants and inspectors of toxic mold and air quality testing. We believe this increased regulatory requirement will result in additional business for us.

     We believe that our operations are conducted in compliance with all of the federal, state and local statutes and regulations that affect our inspection and consulting operations. The primary costs to Esesis for complying with environmental laws and regulations relate to insurance premiums for adequate environmental coverage and the costs involved in obtaining the required licenses for the conduct of our business. The premiums paid on environmental insurance coverage are approximately 2% of our gross revenues on an annualized basis. Licensing costs are more fully set forth in the table above under "Licenses."

Patents and Trademarks

     We hold no patents or trademarks.

Employees

     As of July 1, 2004, EEC employed fifteen (15) people consisting of senior management and staff at its offices in Waco, Texas and Centennial, Colorado. Ten
(10) are employed in our Texas office (7 full-time and 3 part-time) and five (5) are employed in our Colorado office (all part-time). The employees include accounting, administrative, sales and clerical personnel as well as project managers and field supervisors. EEC also uses contractors for field operations based upon specific projects. Independent contractors who provide services may be represented by a number of different unions. Esesis does not have any employees and our President, Mark Hogan, and Secretary, Gary Griffin, do not receive any compensation for their services. Mr. Hogan also serves as the President and Treasurer of EEC and Gary Griffin serves as Secretary. Mr. Hogan and Mr. Griffin are also the only directors of EEC. We consider our employee labor relations to be good.

     Neither Mr. Hogan nor Mr. Griffin had any prior business experience in environmental inspection and consulting industry prior to our being founded in 2002. While gaining industry experience, Mr. Hogan and Mr. Griffin rely primarily on the industry experience of Charles Thorn, a key employee of EEC, who has been working in the industry since 1988 as an independent consultant. Mr. Thorn is the brother-in-law of Mr. Griffin and is employed pursuant to an employment agreement. No other agreement or arrangement exists between Mr. Thorn and us.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. Our headquarters are located at 7345 E. Peakview Avenue, Centennial, Colorado 80111. This space consists of approximately 800 square feet of office space. We use the office space pursuant to a verbal agreement with Secured Structures Settlement Corp., where we pay $200 a month in rent on a month-to-month basis. Secured Structures Settlement Corp. is owned by Marshall Griffin and Terry Whiteside, both beneficial owners of our common stock. We believe our lease is on terms competitive with similar offices in the area.

     EEC maintains executive offices at 5601 Edmond Avenue, Suite A, Waco, Texas 76710, which consists of approximately 800 square feet of office space. This location is leased from an unaffiliated party pursuant to a verbal agreement for $300 per month, on a month-to-month basis. As disclosed elsewhere, EEC also uses our Colorado offices for the conduct of its Colorado operations. We believe that this location will meet our needs for the foreseeable future.

     Our principal office's telephone number is (303) 689-9601 and facsimile number is (303) 689-9567.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against us of which our management is aware.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three month period ended June 30, 2004, no matters were presented to our shareholders for approval.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for our securities. If and when our registration statement is deemed effective by the SEC and we successfully sell the securities proposed to be offered for sale thereunder, we intend to arrange to have an application submitted to the National Association of Securities Dealers, Inc. to trade our common stock on the OTC Bulletin Board. There can be no assurances that our application will be approved.

     (b) Holders. There are 16 holders of our Common Stock.

     (c) Dividends. We have not paid any dividends on our Common Stock since our inception. We do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended June 30, 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on, our behalf. We disclaim any obligation to update forward looking statements.

Overview

     Esesis, Inc., ("we," "us," "our" or the "Company") was incorporated on July 5, 2002, as a Colorado corporation, which, through our wholly owned operating subsidiary, Esesis Environmental, Corp., ("EEC"), incorporated in Texas on July 10, 2002, provides environmental inspection and consulting services related to the abatement, remediation, and maintenance of asbestos, lead paint and toxic mold contamination. Our services are currently offered in Texas and Colorado through our subsidiary's offices in Waco, Texas and Centennial, Colorado. Since our inception, we have met our goal of providing our services to both private sector clients and governmental entities. We currently derive the majority of our revenues from inspection and consulting services, and are hired by building owners, property management firms, state and local governments, schools, insurance adjustors and individuals to identify asbestos, lead paint, or mold contamination or hazards. Our consulting services develop remediation plans for identified hazards and provide ongoing inspections to insure proper hazardous material handling during renovation projects. Our principal executive offices are located at 7345 E. Peakview Ave., Centennial, Colorado 80111. EEC's offices are located at 5601 Edmond Ave., Suite A, Waco, Texas 76710 and it also utilizes our executive offices in Centennial, Colorado from which it conducts its Colorado operations.

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the periods indicated.

Results of Operations

Comparison of our Results of Operations for the Fiscal Years Ended June 30, 2004 and 2003

     We generated revenues of $615,206 during our fiscal year ended June 30, 2004, compared to revenues of $459,819 during our fiscal year ended June 30, 2003, an increase of $155,387. This increase is attributable, in part, to the fact that we were engaged in start up activities during the initial six months of our fiscal 2003 and did not begin generating any revenues during that period of time. Revenues during these periods met our initial targeted revenues from operations at this early stage of our development and were primarily the result of the market developing along the lines anticipated in our business model.

     During our fiscal year ended June 30, 2004, our operating expenses were $631,914, compared to operating expenses of $441,593 during our fiscal year ended June 30, 2003, an increase of $190,321. This increase arose from increased general and administrative expense, including salaries, due primarily to increased staff coinciding with our engaging in full operations beginning in the last six months of 2003, including $301,407 in payroll, payroll taxes and contractor expense. Additional material expenses during our fiscal year ended June 30, 2004 included $85,868 in laboratory expenses, which we paid to outside labs who tested various samples we had obtained from clients. In May 2004, we concluded that these lab expenses were excessive and in response, we conducted interviews with other available labs. As a result, we now have a working relationship with a new, more cost effective lab to handle our testing. We estimate that we are saving approximately $4,000 quarterly as a result of this change.

     We spent the nominal sums of $5,656 and $8,071 on sales and marketing during 2004 and 2003, respectively. Our reduced sales and marketing effort was the direct result of management's decision to focus on existing customer relationships. We also felt we had sufficient business to keep our staff busy during this time and we were concentrating on paying our bills rather than expanding our business.

     We incurred interest expense of $5,711 for the year ended June 30, 2004 compared to $1,147 during the period July 5, 2002 (inception) through June 30, 2003. The increase is attributable to interest charged by lenders on draws from our lines of credit during the 2004 fiscal year. There were no such draws on lines of credit during the 2003 fiscal period.

     At June 30, 2004, we had net operating loss carryforwards for federal income tax purposes of $91,177, which expire through 2024. The deferred income tax liability of $2,624 at June 30, 2003 was reversed during 2004. Deferred income tax assets and liabilities are the result of application of net operating losses and the use of accelerated depreciation methods for income tax purposes.

     During 2004, we experienced the loss of certain asbestos remediation projects that were either postponed or canceled by customers during this period. We were not advised as to the reasons for such action and have no reason to believe it had anything to do with us. In July and August 2004, over half of those clients who postponed their projects have advised us they wished for us to proceed. As of June 30, 2004, we had approximately $40,000 of existing backlog, which projects were subsequently completed as of the date of this report.

     As a result of the above circumstances, we incurred a loss of $19,795 during the fiscal year ended June 30, 2004,(less than $.01 per share), compared to our generating net income of $14,455 during our fiscal year ended June 30, 2003 (less than $.01 per share).

Liquidity and Capital Resources

     At June 30, 2004, we had $34,685 in cash.

     At June 30, 2004, we had accounts receivable in the amount of $129,091, compared to $41,623 at June 30, 2003. We believe that the discrepancy between the two periods is as a result of the growth of our business operations from the time we originally commenced operations. Additionally, one project accounted for approximately $50,000 of these receivables for the 2004 period. In the immediate future, we expect a series of smaller contracts. While no assurances can be provided, we expect that the amount of our accounts receivable will vary from period to period, depending upon the number and size of the projects we take on during the relevant time period.

     We believe that we have achieved a major milestone of generating revenues and corresponding profits from our operations and it is our goal to increase revenues within the next twelve months through increased marketing efforts, with the expectation that the same will result in new customers for our environmental inspection and consulting services. We anticipate that the funding for these marketing efforts will be provided through revenue currently being generated from our operations and supplemented when necessary from our available lines of credit. We further believe that our future capital requirements will be met by our generating continued profits from our operations, which depend on the market acceptance of our services and our ability to successfully market our services through our in-house sales efforts. However, our ability to finance our operations in this manner, including our costs of operations and funding new promotion activities, may be dependent upon factors that are not within our control, including regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect our future funding requirements. Additional financing may be required in response to changing conditions within the industry or unanticipated competitive pressures. We have no arrangement with any party to provide us with additional debt or equity capital should the need arise in the future and we can make no assurances that we would be successful in raising additional capital, if needed, on favorable terms or at all. In addition, the growth of our business may require additional capital expenditures, working capital and debt service. As of the date of this prospectus, we do not intend to raise any additional funds or to expand our operations beyond our current Colorado and Texas markets. We will continue to focus on increasing revenues from our continued marketing efforts and maintaining low general and administrative overhead.

     It is not anticipated that we will make any significant capital expenditures in the next twelve (12) months to acquire equipment or other fixed assets. Our President and Treasurer, Mark Hogan, and Secretary, Gary Griffin, do not receive any compensation for their services.

     We estimate our cash requirements for the next twelve (12) months will be approximately $1,000,000. This includes $500,000 for salaries for EEC, $100,000 for environmental inspection licensing and employee training and $400,000 for working capital and administrative expenses. We expect that these expenses will be derived from our income from operations, our unused existing lines of credit and the proceeds from this offering. We have previously paid the expenses related to this offering through cash flow from our current operations and expect to be able to pay any future expenses of this offering from such cash flow as well. If revenues slow

(which is not expected), we believe that a portion of our corresponding expenses will also decrease, as we expect to decrease lab testing, as well as contractor expense. However, if revenues do decrease, our net income will also be expected to decrease correspondingly.

     We have also established two revolving lines of credit, a $100,000 line with Insurenational, A.V.V., a Dublin, Ireland based reinsurance company, which is also one of our minority shareholders and a $25,000 line of credit with First American State Bank in Denver. The $100,000 line of credit, which is unsecured, bears interest at prime plus 3% and renews annually on July 1st at the lender's option. As of December 31, 2004, we had $75,700 from this line available to us. This line of credit was renewed for a one year period by the lender. The $25,000 line of credit is secured by substantially all of our assets, bears interest at 6.5% and matures June 4, 2005. As of December 31, 2004, we had utilized this entire line of credit. These funds were used to fund our general working capital needs, including office equipment and supplies, salaries and rent.

     In addition, as disclosed in Note D to the financial statements, we are obligated to pay the principal sum of $110,700 to Charles Thorn, a current employee, pursuant to four (4) separate demand promissory notes. These notes were issued in exchange for our purchase of certain laboratory equipment and property. The notes are unsecured and bear interest at three percent (3%) per annum, with interest payable quarterly and the remaining principal and interest due beginning in January through May 2006. As of December 31, 2004, we are current on all of our interest payment obligations on these notes.

Trends

     As we approach the next fiscal year, we believe the most significant variable affecting our ability to generate revenues and achieve profitability will be the market acceptance of our services and our ability to market our services effectively to new clients and increase our marketing efforts. In this regard, we are continuing to identify and hire qualified individuals on an as needed basis. We are also trying to minimize turnover of our current employees during this period of initial operations.

     With the expectation that the governmental entities on the Federal and State levels will continue to require higher degrees of regulation compliance in managing the risks associated with hazardous materials such as asbestos, molds and lead based paint, our industry should continue to experience expansion in demand for our services. On January 1, 2005, new laws in the State of Texas took effect, which regulates mold and air quality testing. Part of the new regulations require mold testing of public and commercial buildings that are being modified. The new law also requires licensing of mold inspectors and consultants. We currently have 3 licensed consultants and 4 other employees in the process of obtaining licenses. Having operated since our inception at a profit and while no assurances can be provided, we believe that our ability to continue to generate profits from our operations will continue.

     The environmental inspection and consulting industry is highly competitive and includes both small firms and large diversified firms which have the financial, technical and marketing capabilities to compete on a national level. The industry is not dominated by any one firm. We are currently competing on the basis of competitive pricing, as well as developing a reputation for quality and safety. We also plan to continue to target clients in rural areas where we believe our competition is not positioned to give local service. From our cash flow, we intend to institute a marketing program that will target governmental units that are not easily serviced by companies who office in the major metropolitan areas. This will include direct mailings, telephone solicitation and sales calls by our staff.

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended June 30, 2004.

Critical Accounting Policies and Estimates

     We have identified critical accounting policies that, as a result of judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved, could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

     > The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     > Fair value of instruments. Our financial instruments consist of accounts receivable, accounts payable, notes payable and long term debt. Management believes that the carrying value of accounts receivable, accounts payable and notes payable represent the fair value of these financial instruments because they are short term in nature or are receivable or payable on demand. The fair value of long-term debt approximates its carrying value because the terms are similar to those in the market for comparable debt.

     Details regarding our use of these policies and the related estimates are described in the accompanying financial statements as of June 30, 2004 and for the year ended June 30, 2004 and the period July 5, 2002 (inception) through June 30, 2003. During the year ended June 30, 2004, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

     Although management expects that our operations will be influenced by general economic conditions once and if we implement our new business plan of engaging in a business combination and we commence generating revenues, we do not believe that inflation had a material effect on our results of operations during the fiscal year ended June 30, 2004.

ITEM 7.  FINANCIAL STATEMENTS

                           ESESIS, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      with

            REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

                              As of June 30, 2004,
                     for the period July 5, 2002 (inception)
                       through June 30, 2003, and the year
                               ended June 30, 2004

                          ESESIS, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS
                               -----------------
                                                                     Page
                                                               -----------------

       Reports of Independent Registered Public Accounting Firms     1 - 2

       Consolidated Financial Statements
            Balance Sheet                                              3
            Statements of Operations                                   4
            Statements of Changes in Stockholders' Equity              5
            Statements of Cash Flows                                   6

       Notes to Consolidated Financial Statements                    7 - 12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Shareholders and Board of Directors
Esesis, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Esesis, Inc. as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Esesis, Inc. as of June 30, 2004, and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

s/Stark Winter Schenkein & Co., LLP

Denver, Colorado
December 14, 2004

              Independent Registered Public Accounting Firm Report
              ----------------------------------------------------



Board of Directors and Stockholders
Esesis, Inc. and subsidiary
Englewood, Colorado


We have audited the accompanying consolidated balance sheet of Esesis, Inc. and subsidiary as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period July 5, 2002 (inception) through June 30, 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Esesis, Inc. and subsidiary at June 30, 2003, and the consolidated results of their operations and cash flows for the period July 5, 2002 (inception) through June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.



s/Turner, Stone & Company, L.L.P.

Turner, Stone & Company, L.L.P.
Certified Public Accountants
September 29, 2003




                                        2

                          ESESIS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004


                                     ASSETS
CURRENT ASSETS
    Cash                                                            $  34,685
   Trade accounts receivable, net of allowance for doubtful
       doubtful accounts of $14,000                                   129,091
                                                                    ---------

     Total current assets                                             163,776
                                                                    ---------
PROPERTY, PLANT AND EQUIPMENT
   Furniture and equipment                                            113,200
   Less accumulated depreciation                                      (56,615)
                                                                    ---------
                                                                       56,585
                                                                    ---------

                                                                    $ 220,361
                                                                    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                 $  40,296
   Accrued expenses                                                     7,505
   Notes payable                                                       47,000
                                                                    ---------

     Total current liabilities                                         94,801
                                                                    ---------

LONG-TERM DEBT                                                        110,700
                                                                    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 10,000,000 shares
     authorized, no shares issued and outstanding,
      no rights or preferences determined                                  --
   Common stock, $.0001 par value
     authorized - 900,000,000 shares
     issued and outstanding - 20,200,000 shares                         2,020
   Additional paid-in capital                                          18,180
   Accumulated (deficit)                                               (5,340)
                                                                    ---------
                                                                       14,860
                                                                    ---------

                                                                    $ 220,361
                                                                    =========

   The accompanying notes are an integral part of these financial statements.

                          ESESIS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    July 5, 2002
                                                                     (inception)
                                                    Year ended       through
                                                      June 30,       June 30,
                                                       2004            2003
                                                   ------------    ------------

Revenue                                            $    615,206    $    459,819
                                                   ------------    ------------
Expenses
   Sales and marketing                                    5,656           8,071
   Salaries, wages and related taxes                    263,423         176,957
   General and administrative                           362,835         256,565
                                                   ------------    ------------

                                                        631,914         441,593
                                                   ------------    ------------

Operating income (loss)                                 (16,708)         18,226

Interest expense                                          5,711           1,147
                                                   ------------    ------------

Income (loss) before income taxes                       (22,419)         17,079

Provision (benefit) for income taxes                     (2,624)          2,624
                                                   ------------    ------------

     Net income (loss)                             $    (19,795)   $     14,455
                                                   ============    ============


Basic and diluted income (loss) per common share   $      (0.00)   $       0.00
                                                   ============    ============

Weighted average number of shares outstanding        20,200,000      20,200,000
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                          ESESIS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE PERIOD JULY 5, 2002 (INCEPTION) THROUGH JUNE 30, 2004


                                     Preferred stock      Common stock      Additional
                                     ---------------   ------------------    paid in    Retained
                                     Shares   Amount     Shares    Amount    capital    earnings    Total
                                     ------   ------   ----------  ------   ----------  --------   --------
Balance at July 5, 2002 (inception)       -   $   --           --  $   --   $       --  $     --   $     --

Issuance of common stock in
   exchange for cash                      -       --   20,200,000   2,020       18,180        --     20,200

Net income                                -       --           --      --           --    14,455     14,455
                                     ------   ------   ----------  ------   ----------  --------   --------

Balance at June 30, 2003                  -       --   20,200,000   2,020       18,180    14,455     34,655

Net (loss)                                -       --           --      --           --   (19,795)    (5,795)
                                     ------   ------   ----------  ------   ----------  --------   --------

Balance at June 30, 2004                  -   $   --   20,200,000  $2,020   $   18,180  $ (5,340)  $ 28,860
                                     ======   ======   ==========  ======   ==========  ========   ========


   The accompanying notes are an integral part of these financial statements.

                           ESESIS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              July 5, 2002
                                                                               (inception)
                                                                  Year ended    through
                                                                   June 30,     June 30,
                                                                     2004         2003
                                                                  ---------    ---------
Cash flows from operating activities
   Net income (loss)                                              $ (19,795)   $  14,455
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
         Depreciation                                                28,293       28,322
         Increase in allowance for doubtful accounts                 14,000           --
         Increase in accounts receivable                            (65,174)     (77,917)
         Increase in accounts payable                                 5,876       34,420
         Increase (decrease) in accrued expenses                    (12,014)      19,519
         Increase (decrease) in deferred income taxes                (2,624)       2,624
                                                                  ---------    ---------

            Net cash provided by (used in) operating activities     (51,438)      21,423
                                                                  ---------    ---------

Cash flows from investing activities                                     --           --
                                                                  ---------    ---------

Cash flows from financing activities
   Proceeds from issuance of common stock                                --       20,200
   Proceeds from notes payable                                       52,000           --
   Repayment of notes payable                                        (5,000)          --
   Repayment of long-term debt                                       (2,500)          --
                                                                  ---------    ---------

            Net cash provided by financing activities                44,500       20,200
                                                                  ---------    ---------

Net increase (decrease) in cash and cash equivalents                 (6,938)      41,623

Cash and cash equivalents, beginning of period                       41,623           --
                                                                  ---------    ---------

Cash and cash equivalents, end of period                          $  34,685    $  41,623
                                                                  =========    =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                         $     383    $      --
                                                                  =========    =========
   Cash paid for income taxes                                     $      --    $      --
                                                                  =========    =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of property and equipment in exchange for
     notes payable                                                $      --    $ 113,200
                                                                  =========    =========


                           ESESIS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE A - ORGANIZATION AND BUSINESS

     Esesis, Inc. (the Company) was incorporated in the state of Colorado on July 5, 2002. The Company, through its wholly owned subsidiary, provides environmental inspection and consulting services related to the abatement and remediation of asbestos, lead paint and toxic mold contamination. The Company's present operations serve commercial customers in the central Texas and Dallas/Fort Worth metropolitan area through an office in Waco, Texas.

NOTE B - SUMMARY OF ACCOUNTING POLICIES

     1. Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Esesis Environmental Corporation, a Texas corporation. All material intercompany accounts, balances and transactions have been eliminated in the consolidation.

     2. Use of Estimates

     In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

     3. Cash Flows

     For purposes of the statement of cash flows, cash includes demand deposits, time deposits and short-term cash equivalent investments with maturities of less than three months. None of the Company's cash is restricted.

     4. Revenue Recognition

     Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the customer is fixed or determinable, and collection is reasonably assured.

     The Company's environmental inspection and consulting services are provided on a project-by-project basis and are competitively bid or individually negotiated. The majority of these services are performed under customer authorizations to proceed with the services performed under formal contracts at fixed prices, or fixed hourly rates plus expenses. Projects are typically one to five days in duration, although larger projects can take thirty to sixty days to complete.

                           ESESIS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

     The Company extends unsecured credit to its customers for amounts billed which are due on a net 30 day basis and which are considered past due after 30 days.

     5.   Allowance for Doubtful Accounts

     Management evaluates the Company's accounts receivable on a customer by customer basis after an invoice is over 90 days past due and provides for bad debts expense when management determines the amounts to be uncollectible. At June 30, 2004, the allowance for doubtful accounts is $14,000.

     6. Income (loss) Per Share

     Basic income  (loss) per share  amounts are computed by dividing net income
     (loss) by the weighted average number of common stock shares outstanding. Diluted income per share amounts reflect the maximum dilution that would have resulted from the exercise of outstanding common stock warrants and are computed by dividing the net income (loss) by the weighted average number of common shares outstanding plus the assumed exercise of the warrants. For the year ended June 30, 2004 and the period July 5, 2002 (inception) through June 30, 2003, basic income (loss) per share amounts are based on 20,200,000 weighted average common shares outstanding. Diluted income per share amounts are not reflected in the accompanying consolidated financial statements because the effect of the common stock warrants is antidilutive.

     7. Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets, as follows:

                      Furniture and equipment            4 years
                      Computer equipment                 4 years
                      Mobile trailer                     4 years

     During the year ended June 30, 2004 and the period July 5, 2002 (inception) through June 30, 2003, depreciation expense totaled $28,293 and $28,322, respectively.

                           ESESIS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


     8. Income Taxes

     The provision for income taxes in based on taxes payable or refundable for the period and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at current income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled, as prescribed in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     The deferred income taxes reported in these financial statements arise from differences in the methods of accounting for depreciation as well as differences arising from adjusting to cash basis reporting for income tax purposes.

     9. Advertising Costs

     The Company charges advertising costs to expense as incurred. During the year ended June 30, 2004 and the period July 5, 2002 (inception) through June 30, 2003, advertising costs were $590 and $351, respectively.

     10.  Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 151 "Inventory Costs." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position or results of operations.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This Statement amended APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of

                           ESESIS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

     the  exchange.  The  adoption of this  Standard is not expected to have any
     material  impact  on  the  Company's   financial  position  or  results  of
     opeorations.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment." This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment
     arrangements  and  requires  all  entities  to  apply  a   fiar-value-based
     measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25 "Accounting for Stock Issued to Employees." The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 did not have any material impact on the Company's financial position, results of operations or cash flows.

NOTE C - PROPERTY AND EQUIPMENT

     At June 30, 2004, property and equipment is composed of the following:

     Furniture and equipment                                    $ 78,500
     Computer equipment                                            9,200
     Mobile trailer                                               25,500
                                                                --------

                                                                 113,200
     Less accumulated depreciation                               (56,615)
                                                                --------

                                                                $ 56,585
                                                                ========

                           ESESIS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE D - NOTES PAYABLE AND LONG-TERM DEBT

     The Company is the debtor on four demand promissory notes payable to a former director and current employee totaling $110,700 at June 30, 2004. These notes were issued in exchange for the purchase of the Company's property and equipment. The note agreements, which expire on various dates between January and May 2006, are unsecured, bear interest at 3% per annum and require quarterly interest-only payments.

     The Company has two revolving lines of credit, a $100,000 line with a company which owns less than 5% of the outstanding shares of the Company, and a $25,000 line with a bank. The $100,000 line, which is unsecured, bears interest at the prime rate plus 3% and renews annually on July 1 at the option of the lender. As of June 30, 2004, $22,500 had been borrowed on this line of credit. The $25,000 line, which is secured by substantially all of the assets of the Company, bears interest at 6.5% and matures June 4, 2005. As of June 30, 2004, $24,500 had been borrowed on this line of credit.

NOTE E - CAPITAL STRUCTURE

     1. Preferred Stock

     The Company's articles of incorporation authorize the Board of Directors to issue up to 10,000,000 shares of preferred stock with a $.01 per share par value. As of June 30, 2004, there is no preferred stock issued or outstanding.

     2. Common Stock

     The Company's articles of incorporation authorize the Board of Directors to issue up to 900,000,000 shares of common stock with a $.0001 per share par value. Attached to each share is a warrant/option to purchase an additional common share at a price of $.25. These warrants/options expired on November 11, 2003.

     During the period ended June 30, 2003, the Company issued 20,200,000 shares of its $0.0001 per share par value common stock for $20,200 or $0.001 per share.

NOTE F - COMMITMENTS AND CONTINGENCIES

     The Company is obligated under a current employment agreement with a former director of its subsidiary. The agreement may be terminated at any time by either party upon ninety days written notice. The agreement provides for an annual salary of $60,000 and a $700 monthly automobile allowance.

                           ESESIS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

     The Company rents office space in Centennial, Colorado on a month-to-month basis in a building partially owned by a director of the Company. The monthly rental is $200. The Company also rents office space in Waco, Texas on a month-to-month basis. During the year ended June 30, 2004 and the period July 5, 2002 (inception) through June 30, 2003, rent expense under these two leases totaled $10,056 and $4,652, respectively.

NOTE G - INCOME TAXES

     As of June 30, 2004, the Company's net deferred income tax asset of $6,082 was composed of deferred income tax liabilities of $9,478, and deferred income tax assets of $15,560. A valuation allowance has been established for the net deferred income tax asset. The Company has net operating loss carryforwards for income tax reporting purposes of approximately $91,177, which expire through 2024.

NOTE H - FINANCIAL INSTRUMENTS

     The Company's financial instruments, which potentially subject the Company to credit risks and none of which are held for trading purposes, consist of cash, accounts receivable and notes payable.

     The Company maintains its cash balances in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and management does not believe that the Company is subject to any credit or other significant risks involving its cash balances.

     The Company grants credit, generally without collateral, to its customers located primarily in the central Texas and Dallas/Fort Worth metropolitan areas. Management believes that the Company's customer acceptance, billing and collection policies are adequate to minimize potential credit risks.

     Management believes that the carrying value of notes payable represent the fair value of these financial instruments because their terms are similar to those in the market for comparable loans with comparable risks.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective September 30, 2004, the firm of Turner, Stone & Company, L.L.P. ("Turner"), our independent accountant during the period from July 5, 2002 (inception) through September 30, 2004, was dismissed. Our Board of Directors authorized this action. Turner had audited our financial statements for the fiscal years ended June 30, 2003 and the nine month period ended March 31, 2004.

     In addition, effective September 30, 2004, we retained the firm of Stark Winter Schenkein & Co., LLP ("SWS") to audit our financial statement for our fiscal year ended June 30, 2004, which financial statements are included herewith. This change in independent accountants was approved by our Board of Directors. There were no consultations between us and SWS prior to their appointment.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls
----------------------------

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our Directors and Officers as of the date of this report are as follows:


      Name                       Age        Position
      ----                       ---        --------

      Mark E. Hogan              63         President, Treasurer and a Director
      Gary Griffin               63         Secretary, Director
      Robert D. Wunder           54         Director
      Charles Thorn              66         Key Employee of Esesis Environmental

     All our Directors hold office until the next annual meeting of shareholders and until successors have been elected and qualified. Our officers are elected by our Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between us (or any of our directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Mark Hogan has served as President, Treasurer and a director of our Company since July 2002. He is responsible for strategic planning and administrative operations. Mr. Hogan was Executive Vice President and a Director of Byerly & Company, an employee benefit consulting firm from 1977 to 1997. His duties included the direction of administrative operations, strategic planning and consulting. From 1997 to 2002, Mr. Hogan was an area Vice President of Gallagher Byerly, Inc., an employee benefit consulting firm and the successor firm to Byerly & Company. His primary role was project management and strategic planning. In addition, he maintained select clients for employee benefit consulting. Mr. Hogan retired from Gallagher Byerly in 2002, however he is periodically retained by the company to conduct operational audits with the company's branch offices around the United States. He maintains the designation of a Certified Employee Benefit Specialist (ACEBS@). Mr. Hogan is a Trustee and a member of the executive committee for Kids in Need of Dentistry, a non-profit organization providing free dental care to children of financially disadvantaged families. He devotes approximately ten (10) hours per week to our business.

     Gary Griffin has served as our Secretary, the manager of EEC's Texas and Colorado operations, and a director of our Company since October 2003. He is also our founder and assisted us in our formation, organizing our business structure and developing our business plan. In his capacity as manager of Esesis Environmental, he is responsible for the day-to-day operations, including bidding and negotiating contracts. Since April 1988, Mr. Griffin has served as the President of Consultant Group, Inc., Englewood, Colorado, a corporation solely-owned by him, which provides advice on corporate restructuring to private and public corporations operating in the United States, the United Kingdom and France. From January 1992 to November 1994, Mr. Griffin was the President of Beneficial Capital Financial Services, Inc., a financial consulting firm. He served as the Treasurer and Chairman of the Board of Directors of Resource Finance Group, Ltd. (ARFG@), a public Colorado corporation engaged in the business of providing operators of metal mines in selected developing countries with mining and processing equipment and training in exchange for a revenue interest in the mines, from August 1991 until RFG merged, in April 1993, with Onyx Systems, Ltd. He received a Bachelor of Business Administration from the University of Texas in 1964 and a Master's degree in business administration from North Texas State University in 1965. Mr. Griffin devotes approximately thirty (30) hours per week to our business.

     Robert Wunder has served as a director of our Company since July 2002 and served as our Secretary from July 2002 to October 2003. From 1999 to 2002, Mr. Wunder was Vice President of Venture Vision Corp., a venture capital company located in Greenwood Village, Colorado. In this capacity, Mr. Wunder assisted in locating, evaluating and promoting mining properties located in Mexico, Zimbabwe and Chile. From 1996 to 1998, Mr. Wunder was the Sr. Vice President of Project Development for Echo Bay Mines Ltd., a gold mining company with headquarters in Greenwood Village, Colorado. At Echo, Mr. Wunder managed all requirements for project feasibility and construction. Mr. Wunder is also a partner in Spectrum Galleries Fine Art, a fine art gallery in Folsom, California that he established in 1998. Mr. Wunder received a B.S. in Engineering from the Colorado School of Mines in 1972 and an M.B.A. from the University of Utah in 1980. He devotes approximately two (2) hours per week to our business and is not active in our day-to-day operations.

Key Employee

     Charles Thorn served as manager of EEC. from October 2002 to October 2003 and is currently a key employee of EEC. Mr. Thorn assists the manager of EEC, Gary Griffin, in the day-to-day operations of our subsidiary, including the bidding and negotiation of contracts. Mr. Thorn has been working in the environmental consulting industry in Texas since 1988 as an independent contractor. From 1988 to 1990, he specialized in Asbestos Hazard Emergency Response Act (AAHERA@) compliance for schools. Since 1990, he has gained experience in asbestos, lead paint and toxic mold testing and consulting. Mr. Thorn is licensed or certified by the Texas Department of Health as an Individual Asbestos Consultant, Asbestos Air Monitor, Asbestos Management Planner, Lead Risk Assessment, Asbestos Supervisor, Asbestos Contractor, Asbestos Project Designer and ASTM Site Assessment. Mr. Thorn also has specific expertise in compliance with Texas Department of Health and Environmental Protection Agency regulations concerning asbestos in public buildings and AHERA compliance. Mr. Thorn works full-time for EEC. Mr. Thorn is the brother-in-law of Gary Griffin.

MEETINGS OF THE BOARD OF DIRECTORS
AND COMMITTEES OF THE BOARD OF DIRECTORS

     Our operations are managed under the supervision of our Board of Directors, which has the ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies.

     During fiscal 2004, pursuant to the laws of the State of Colorado, our Board of Directors held one meeting. In fiscal 2004, none of our directors received any fee for attending Board meetings and received no expense reimbursement.

     During fiscal 2004, the Board of Directors had no committees. Management intends to establish both an Audit Committee and Compensation Committee in the future.

ITEM 9B.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. No changes in the holdings of any officer, director or other person took place and therefore, no other reports were required to be filed.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     Mark Hogan, our President, does not currently receive any salary or other form of compensation from us and devotes only part-time to our business. In addition, Gary Griffin, the manager of EEC, does not receive any salary or other form of compensation from us and also devotes only part-time to our business. No employee receives an annual salary and/or bonus that exceeds $100,000.

     We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties.

     We currently do not have any employment agreements with any of our executive officers and to date, no executive officer has received any compensation from us. However, Charles Thorn, a key employee of EEC, has an employment agreement which provides for payment of a salary of $60,000 per year, plus a $700 per month car allowance and other benefits and bonuses to be determined by EEC. The agreement is for an indefinite term and may be terminated by either party upon ninety (90) days notice.

Stock Options

     We have no stock option plan and no officers or directors have received any options to purchase our common stock as part of their executive compensation. However, certain officers and directors purchased shares of common stock and warrants/options to purchase common stock pursuant to a private placement in August 2002. The common stock and warrants/options were purchased on the same terms as offered to all other purchasers in the private placement. The warrants/options were exercisable until November 11, 2003 at an exercise price of $.25 per share. The warrants/options were not exercised and expired by their terms on November 11, 2003. It is possible that we will adopt a stock option plan in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all our directors and officers. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.


                                                          Amount and Nature of
                             Name and Address                   Beneficial       Percent
Title of Class             of Beneficial Owner                   Ownership       of Class
--------------             -------------------            --------------------   --------

Common          Marshall Griffin                               5,000,000 (2)       24.8%
                7345 Peakview Ave.
                Centennial, CO 80111

Common          Terry Whiteside                                2,000,000 (3)        9.9%
                7345 Peakview Ave.
                Centennial, CO 80111

Common          Gary Griffin (1)                               2,000,000 (2)(3)     9.9%
                7345 Peakview Ave.
                Centennial, CO 80111

Common          Mark Hogan (1)                                   200,000             *
                7 East Skye Lane
                Highlands Ranch, CO 80130

Common          All Officers and Directors as a Group          2,200,000 (2)(3)    10.9%
                (3 persons)


---------------------
*        Less than 1%

(1)  Officer and director as of the date of this report.

(2) Mr. Marshall Griffin is the emancipated son of Gary Griffin. Mr. Gary Griffin disclaims beneficial ownership of these shares.

(3) Ms. Whiteside is the wife of Mr. Gary Griffin and as such, these shares may be deemed to be owned by Mr. Griffin. However, he disclaims any beneficial ownership.

     The balance of our outstanding Common Shares are held by 12 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Conflicts Related to Other Business Activities

     Our officers and directors devote a substantial amount of their time to other business ventures and only devote a limited amount of time to our business. There may develop conflicts of interest in the future if our officers and directors cannot devote the necessary amount of time to our business as is required. At the present time, no such conflicts exist. Each of our directors and officers has a duty to act in good faith and in a manner he believes to be in our best interests.

Related Party Transactions

     We currently have the use of approximately 800 square feet of office space in Centennial, Colorado. This space is used as our corporate headquarters. We pay $200 per month for use of the space pursuant to a verbal agreement with the building owner, Secured Structures Settlement Corp. Marshall Griffin and Terry Whiteside, beneficial owners of our common stock, own Secured Structures Settlement Corp. We believe our lease is on terms competitive with similar offices in the area.

     As disclosed in the Note 3 to our financial statements, we are a debtor on four (4) demand promissory notes payable to Charles Thorn, a current employee of EEC and the brother-in-law of Gary Griffin, originally totaling $113,200, of which $110,700 remained owed as of June 30, 2004. The notes were issued in exchange for the purchase by us of certain property and equipment owned by Mr. Thorn and necessary to the conduct of our operations. Specifically, we purchased the following items for the purchase prices indicated:


                 Equipment                                      Purchase Price
                 ---------                                      --------------

                 SciTech Map4XRF                                    $28,500
                 Mobile trailer                                     $25,500
                 Desk, chairs, testing supplies, file cabinets      $50,000
                 4 Dell computers, 3 Dell laptops                   $ 9,200

     We negotiated the purchase prices on the above items with Mr. Thorn and issued promissory notes in the amounts indicated as consideration. However, we did not seek an independent appraisal on any of the items purchased and because Mr. Thorn and Mr. Griffin are brothers-in-law, the transactions with Mr. Thorn were not arms length in nature. Management and the board of directors believed the transactions were in our best interest because the purchased equipment was already set-up for the environmental inspection and consulting business and allowed us to begin immediate business operations. The only asset acquired by Mr. Thorn within two years prior to transfer to us was the mobile trailer which he acquired for $37,616 $37,615.80 and sold to us for $25,500.00 and was evidenced by a promissory note dated May 1, 2003. All the notes, which expire on various dates between January and May 2006, are unsecured, bear interest at 3% per annum and require interest only payments on a quarterly basis.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are attached to this Report

Exhibit No.      Description
-----------      -----------

31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Following are a list of exhibits which we previously filed as exhibits to our registration statement on Form SB-2 previously filed with the SEC

Exhibit No.      Description
-----------      -----------

3.1 Articles of Incorporation dated July 5, 2002 and Statement of Correction thereto*

3.2              Bylaws*

4.1              Form of Specimen Common Stock Certificate*

10.1 Management Employment Agreement between Esesis Environmental, Corp. and Charles Thorn dated October 1, 2002*

10.2 Revolving Line of Credit Agreement between Esesis, Inc. and Insurenational, A.V.V.*

10.3 Revolving Line of Credit Agreement between Esesis, Inc. and First American State Bank.*

10.4             Modification Agreement with First American State Bank*

10.5             Security Agreement with First American State Bank**

21.1             List of Subsidiaries
------------
*        previously filed in our initial Registration Statement
**       previously filed in Amendment No. 4 to our Registration Statement

b) Reports on Form 8-K
   -------------------

     We did not file any reports on Form 8-K during the three month period ended June 30, 2004.

Subsequent Event

     On or about September 30, 2004, we filed a report on Form 8-K, advising of the discharge of our former independent accountant and retention of our current independent accountant. See "Part II, Item 8," above.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Our board of directors reviews and approves audit and permissible non-audit services performed by our independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and our appointment of Turner, Stone & Company, L.L.P. as our former independent accountant and Stark Winter Schenkein & Co., LLP as our current independent accountants, our board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Turner, Stone & Company, L.L.P. in fiscal years ended June 30, 2004, were approved by our board of directors. Stark Winter Schenkein & Co., LLP did not perform any services on our behalf during the fiscal year ended June 30, 2004.

Audit Fees

     The  aggregate  fees  billed  by  Turner,  Stone  &  Company,   L.L.P.  for
professional services for the audit of our annual financial statements included in our registration statement on Form SB-2 was $18,000, net of expenses.

Audit-Related Fees

     There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

Tax Fees

     The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for fiscal years ended June 30, 2004 and 2003 were $3,000 and $1,000, respectively.

All Other Fees

     There were no other fees billed by Turner, Stone & Company, L.L.P. during the last two fiscal years for products and services provided.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2005.

                                        ESESIS, INC.
                                        (Registrant)


                                        By: s/ Mark Hogan
                                           ------------------------------------
                                            Mark Hogan, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 8, 2005.


s/ Mark Hogan
-------------------------------------
Mark Hogan, Director

s/ Gary Griffin
-------------------------------------
Gary Griffin, Director


-------------------------------------
Robert Wunder, Director