Form 10QSB
period 2004-09-30
ESESIS INC
filed 2005-02-08
CIK 1182151

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2004

                        Commission File Number: 000-50575


                                  ESESIS, INC.
                                  ------------
        (Exact name of small business issuer as specified in its charter)


                                    Colorado
                                    --------
         (State or other jurisdiction of incorporation or organization)


                                   03-0471717
                                   ----------
                        (IRS Employer Identification No.)


                             7345 E. Peakview Avenue
                           Centennial, Colorado 80111
                           --------------------------
                    (Address of principal executive offices)


                                 (303) 689-9601
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes
  X     No      .
-----      -----

The number of shares of the registrant's only class of common stock issued and outstanding, as of February 8, 2005 was 20,200,000 shares.

Documents incorporated by reference: none

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three month period ended September 30, 2004, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

     Esesis, Inc., ("we," "us," "our" or the "Company") was incorporated on July 5, 2002, as a Colorado corporation, which, through our wholly owned operating subsidiary, Esesis Environmental, Corp., ("EEC"), incorporated in Texas on July 10, 2002, provides environmental inspection and consulting services related to the abatement, remediation, and maintenance of asbestos, lead paint and toxic mold contamination. Our services are currently offered in Texas and Colorado through our subsidiary's offices in Waco, Texas and Centennial, Colorado. It is our goal to attempt to provide our services to both private sector clients and governmental entities. We currently derive the majority of our revenues from inspection and consulting services, and are hired by building owners, property management firms, state and local governments, schools, insurance adjustors and individuals to identify asbestos, lead paint, or mold contamination or hazards. Our consulting services develop remediation plans for identified hazards and provide ongoing inspections to insure proper hazardous material handling during renovation projects. Our principal executive offices are located at 7345 E. Peakview Ave., Centennial, Colorado 80111. EEC's offices are located at 5601 Edmond Ave., Suite A, Waco, Texas 76710 and it also utilizes our executive offices in Centennial, Colorado from which it conducts its Colorado operations.

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the periods indicated.

Results of Operations

Comparison of our Results of Operations for the Three Month Periods Ended September 30, 2004 and 2003

     We generated revenues of $149,193 during our three month period ended September 30, 2004, compared to revenues of $186,993 during our three month period ended September 30, 2003, a decrease of $37,800. This decrease is largely attributable to work which some of our clients deferred to the end of the calendar year, as well as certain changes in mandatory insurance coverage in the State of Texas. This change had an impact on our revenues beginning with the change in the law, which occurred effective July 1, 2004. We are addressing this issue as of the date of this report. See "Trends," below.

     During our three month period ended September 30, 2004, our operating expenses were $137,967, compared to operating expenses of $164,283 during our three month period ended September 30, 2003, a decrease of $26,316. This decrease arose from a decrease of $18,336 in general and administrative expense, including a decrease resulting from our retaining a new lab to handle our testing, which resulted in approximately $4,000 in savings, as well as our continued and ongoing efforts to control overhead expense, including contract labor. We also had a decrease in sales and marketing expense of $8,597. We did not engage in extensive sales and marketing efforts because we had sufficient contracts in place and management believed we did not have sufficient staff to handle any additional work during this period. We intend to expand our staff when we become confident of our ability to attract additional business on an ongoing basis, provided that we can identify qualified prospective employees

     We believe revenues were lower than management's expectations during the three month period ended September 30, 2004 because. As of September 30, 2004, we had approximately $40,000 of existing backlog, which projects were completed by the end of calendar year 2004.

     As a result of the above circumstances, we generated net income of $10,324 during the three month period ended September 30, 2004, (less than $.01 per share), compared to net income of $18,539 during the similar period in 2003 (less than $.01 per share).

Liquidity and Capital Resources

     At September 30, 2004, we had $47,451 in cash.

     At September 30, 2004, we had accounts receivable in the amount of $100,510, compared to $141,868 at September 30, 2003. We believe that the discrepancy between the two periods is as a result of increased sales during the relevant period in 2003 and accelerated collection efforts during the relevant period in 2004.While no assurances can be provided, we expect that the amount of our accounts receivable will vary from period to period, depending upon the number and size of the projects we take on during the relevant time period.

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

     We estimate our cash requirements for the next twelve (12) months will be approximately $1,000,000. This includes $500,000 for salaries for EEC, $100,000 for environmental inspection licensing and employee training and $400,000 for working capital and administrative expenses. We expect that these expenses will be derived from our income from operations, our unused existing lines of credit and the proceeds from our pending public offering, if deemed effective by the SEC. We have previously paid the expenses related to this offering through cash flow from our current operations and expect to be able to pay any future expenses of this offering from such cash flow as well. If revenues slow (which is not expected), we believe that a portion of our corresponding expenses will also decrease, as we expect to continue to decrease contractor expenses by doing a better job of matching resources of the project with available staff. However, if revenues do decrease, our net income will also be expected to decrease correspondingly, unless we are able to continue to cut costs. However, while no assurances can be provided, we do not expect our revenues to continue to decrease.

     We have also established two revolving lines of credit, a $100,000 line with Insurenational, A.V.V., a Dublin, Ireland based reinsurance company, which is also one of our minority shareholders and a $25,000 line of credit with First American State Bank in Denver. The $100,000 line of credit, which is unsecured, bears interest at prime plus 3% and renews annually on July 1st at the lender's option. As of December 31, 2004, we had $75,700 from this line available to us. The $25,000 line of credit is secured by substantially all of our assets, bears interest at 6.5% and matures June 4, 2005. As of December 31, 2004, we had utilized this entire this line of credit. These funds were used to fund our general working capital needs, including office equipment and supplies, salaries and rent.

     In addition, we are obligated to pay the principal sum of $110,700 to Charles Thorn, a current employee, pursuant to four (4) separate demand promissory notes. These notes were issued in exchange for our purchase of certain laboratory equipment and property. The notes are unsecured and bear interest at three percent (3%) per annum, with interest payable quarterly and the remaining principal and interest due beginning in January through May 2006. As of the date of this report, we are current on all of our interest payment obligations on these notes.

Trends

     As we approach the next three month period, we believe the most significant variable affecting our ability to generate revenues and achieve profitability will be the market acceptance of our services and our ability to market our services effectively to new clients and increase our marketing efforts. In this regard, we are continuing to identify and hire qualified individuals on an as needed basis. We are also trying to minimize turnover of our current employees during this period of initial operations.

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

     The environmental inspection and consulting industry is highly competitive and includes both small firms and large diversified firms which have the financial, technical and marketing capabilities to compete on a national level. The industry is not dominated by any one firm. We are competing on the basis of competitive pricing, as well as developing a reputation for quality and safety. We also plan to continue to target clients in rural areas where we believe our competition is not positioned to give local service. From our cash flow, we intend to institute a marketing program that will target governmental units that are not easily serviced by companies who office in the major metropolitan areas. This will include direct mailings, telephone solicitation and sales calls by our staff.

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our three month period ended September 30, 2004.

ITEM 3. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this quarterly report on Form
10-QSB,   we  carried  out  an  evaluation,   under  supervision  and  with  the
participation of our management, including our

CEO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no changes in internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There were no legal proceedings which we commenced, or which were filed or threatened against our Company during the three month period ended September 30, 2004.

ITEM 2. CHANGES IN SECURITIES.

     We did not issue any of our securities during the three month period ended September 30, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         31. Certification of Financial Statements in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

         32. Certification of Financial Statements in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended September 30, 2004.

                           ESESIS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                               ASSETS
CURRENT ASSETS
   Cash                                                               $  47,451
   Trade accounts receivable, net of allowance for
      doubtful accounts of $14,000                                      100,510
                                                                      ---------
         Total current assets                                           147,961
                                                                      ---------

PROPERTY, PLANT AND EQUIPMENT
   Furniture and equipment                                              113,200
   Less accumulated depreciation                                        (63,688)
                                                                      ---------
                                                                         49,512
                                                                      ---------

                                                                      $ 197,473
                                                                      =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                   $  12,470
   Accrued expenses                                                       7,819
   Notes payable                                                         41,300
                                                                      ---------
         Total current liabilities                                       61,589
                                                                      ---------

LONG-TERM DEBT                                                          110,700
                                                                      ---------

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 10,000,000 shares
        authorized, no shares issued and outstanding,
        no rights or preferences determined                                  --
   Common stock, $.0001 par value
        authorized 900,000,000 shares;
        issued and outstanding 20,200,000 shares                          2,020
   Paid-in capital in excess of par                                      18,180
   Retained earnings                                                      4,984
                                                                      ---------
                                                                         25,184
                                                                      ---------
                                                                      $ 197,473
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                           ESESIS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three months ended
                                                    September 30,
                                              -------------------------
                                                  2004          2003
                                              -----------   -----------

Revenue                                       $   149,193   $   186,993
                                              -----------   -----------

Expenses
   Sales and marketing                                205         8,802
   Salaries, wages and related taxes               71,093        70,476
   General and administrative                      66,669        85,005
                                              -----------   -----------

                                                  137,967       164,283
                                              -----------   -----------

Operating income                                   11,226        22,710

Interest expense                                      902           899
                                              -----------   -----------

Income before provisions for income taxes          10,324        21,811

Provision for income taxes                             --         3,272
                                              -----------   -----------

                  Net income                  $    10,324   $    18,539
                                              ===========   ===========

Basic and diluted income per share            $      0.00   $      0.00
                                              ===========   ===========

Weighted average number of common shares
     outstanding                               20,200,000    20,200,000
                                              ===========   ===========


   The accompanying notes are an integral part of these financial statements.


                           ESESIS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three months ended
                                                                      September 30,
                                                                  ---------------------
                                                                    2004        2003
                                                                  --------    --------
Cash flows from operating activities
   Net income                                                     $ 10,324    $ 18,539
   Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
         Depreciation                                                7,073       7,073
         (Increase) decrease in accounts receivable                 28,581     (67,579)
         Decrease in accounts payable                              (27,826)     (1,540)
         Increase (decrease) in accrued expenses                       314     (13,475)
           Increase in deferred income taxes                            --       3,271
                                                                  --------    --------

            Net cash provided by (used in) operating activities     18,466     (53,711)
                                                                  --------    --------

Cash flows from investing activities                                    --          --
                                                                  --------    --------
Cash flows from financing activities
   Proceeds from notes payable                                          --      17,500
   Repayment of notes payable                                       (5,700)     (2,500)
                                                                  --------    --------

            Net cash provided by (used in) financing activities     (5,700)     15,000
                                                                  --------    --------

Net increase (decrease) in cash and cash equivalents                12,766     (38,711)

Cash and cash equivalents
            Beginning of period                                     34,685      41,623
                                                                  --------    --------

            End of period                                         $ 47,451    $  2,912
                                                                  ========    ========


   The accompanying notes are an integral part of these financial statements.

                           ESESIS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

     These interim financial statements have been prepared by the Company without audit pursuant to Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financials statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at June 30, 2004 included in the Company's Form 10-KSB filed with Securities and Exchange Commission.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Esesis Environmental Corporation, a Texas corporation. All material intercompany accounts, balances and transactions have been eliminated in the consolidation.

     Income (loss) per share

     Basic income per share amounts are computed by dividing net income by the weighted average number of common stock shares outstanding. Diluted income per share amounts reflect the maximum dilution that would have resulted from the exercise of outstanding common stock warrants and are computed by dividing the net income by the weighted average number of common shares outstanding plus the assumed exercise of the warrants. For the three months ended September 30, 2004 and 2003, basic and diluted income per share amounts are based on 20,200,000 weighted average common shares outstanding.

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

     The deferred income taxes reported in these financial statements arise from net operating loss carryforwards, differences in the methods of accounting for depreciation as well as differences arising from adjusting to cash basis reporting for income tax purposes. At September 30, 2004, the provision for income taxes is approximately $1,500, which is offset against the net operating loss carryforwards, resulting in a net provision of $0.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ESESIS, INC.
                                        (Registrant)

                                        Dated: February 8, 2005



                                        By s/ Mark Hogan
                                          -------------------------------------
                                          Mark Hogan, President and Treasurer