Form 10QSB
period 2004-12-31
ESESIS INC
filed 2005-02-22
CIK 1182151

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: December 31, 2004

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of February 21, 2005 was 20,200,000 shares.

Documents incorporated by reference: none

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

     Our unaudited financial statements for the six month period ended December 31, 2004, are attached hereto.

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

Overview

     Esesis, Inc., ("we," "us," "our" or the "Company") was incorporated on July 5, 2002, as a Colorado corporation, which, through our wholly owned operating subsidiary, Esesis Environmental, Corp., ("EEI"), incorporated in Texas on July 10, 2002, provides environmental inspection and consulting services related to the abatement, remediation, and maintenance of asbestos, lead paint and toxic mold contamination. Our services are currently offered in Texas and Colorado through our subsidiary's offices in Waco, Texas and Centennial, Colorado. It is our goal to attempt to provide our services to both private sector clients and governmental entities. We currently derive the majority of our revenues from inspection and consulting services, and are hired by building owners, property management firms, state and local governments, schools, insurance adjustors and individuals to identify asbestos, lead paint, or mold contamination or hazards. Our consulting services develop remediation plans for identified hazards and provide ongoing inspections to insure proper hazardous material handling during renovation projects. Our principal executive offices are located at 7345 E. Peakview Ave., Centennial, Colorado

80111. EEI's offices are located at 5601 Edmond Ave., Suite A, Waco, Texas 76710 and it also utilizes our executive offices in Centennial, Colorado from which it conducts its Colorado operations.

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the periods indicated.

Results of Operations

Comparison of Our Results of Operations for the Six Month Periods Ended December 31, 2004 and 2003

     We generated revenues of $295,437 during our six month period ended December 31, 2004, compared to revenues of $332,549 during our six month period ended December 31, 2003, a decrease of $37,112. This decrease is largely attributable to a decrease in our revenues incurred during the three month period ended September 30, 2004, which arose as a result of work which some of our clients deferred to the end of the calendar year, as well as certain changes in mandatory insurance coverage in the State of Texas. On January 1, 2005, new laws in the State of Texas took effect, which regulates mold and air quality testing. Part of the new regulations require mold testing of public and commercial buildings that are being modified. While no assurances can be provided, we expect that this new regulatory requirement will result in additional business and corresponding increase in revenues and net income in the future due to the anticipated increase in available business from customers who are required to comply with these new regulations. We are addressing this matter as of the date of this report. See "Trends," below. Our revenues during the three month period ended December 31, 2004 were consistent with our revenues during the similar period in 2003.

     During our six month period ended December 31, 2004, our operating expenses were $289,137, compared to operating expenses of $305,356 during our six month period ended December 31, 2003, a decrease of $16,219. This decrease arose from a decrease of $40,023 in our general and administrative expense, including a decrease resulting from our retaining a new lab to handle our testing, which resulted in approximately $8,000 in savings, as well as our continued and ongoing efforts to control overhead expense, including contract labor. However, as a result of decreased contract labor, we incurred increased salaries of $31,690 during this six month period due to the fact that we hired additional employees in place of these independent contractors, in expectation of our obtaining additional business in the future. In addition, we incurred sales and marketing expense of $1,377 during the six month period ended December 31, 2004, compared to $9,263 during the six month period ended December 31, 2003, a decrease of $7,886. We did not engage in extensive sales and marketing efforts during the six month period ended December 31, 2004, because we had sufficient contracts in place and management believed we did not have sufficient staff to handle any additional work during this period. We intend to expand our staff further when we become confident of our ability to attract additional business on an ongoing basis, provided that we can identify qualified prospective employees

     We believe revenues were lower than management's expectations during the six month period ended December 31, 2004, largely attributable to the fact that some of our clients deferred their business into our third fiscal quarter. As of December 31, 2004, we had approximately $30,000 of existing backlog.

     As a result of the above circumstances, we generated net income of $2,945 during the six month period ended December 31, 2004, (less than $.01 per share), compared to net income of $21,688 during the similar period in 2003 (less than $.01 per share).

Comparison of Our Results of Operations for the Three Month Periods Ended December 31, 2004 and 2003

     We generated revenues of $146,244 during the three month period ended December 31, 2004, compared to revenues of $145,556 during the three month period ended December 31, 2003, an increase of $688. This is consistent with management's belief that our revenues will remain relatively consistent unless and until we increase our staff and sales and marketing activity. We further believe that, as a result of certain changes in mandatory insurance coverage in the State of Texas described below under "Trends," we have an opportunity to increase revenues in the future. However, no assurances can be provided that we will be able to increase our staff with qualified employees, or that we will be able to take advantage of this opportunity.. This change had an impact on our revenues beginning with the change in the law, which occurred effective July 1, 2004. We are addressing these issues as of the date of this report.

     During the three month period ended December 31, 2004, our operating expenses were $151,170, compared to operating expenses of $141,073 during the three month period ended December 31, 2003, an increase of $10,097. This increase arose primarily from increased salaries, wages and related taxes, which rose to $88,697 during the three month period ended December 31, 2004, compared to $57,624 during the three month period ended December 31, 2003, as increase of $31,073, due to the fact that we hired additional employees in place of these independent contractors, in expectation of our obtaining additional business in the future.. However, our general and administrative expense decreased from $82,988 in the three month period ended December 31, 2003, to $61,301 during the three month period ended December 31, 2004, a decrease of $21,687. As explained above in our discussion of our results of operations for the six month period ended December 31, 2004 and 2003, this decrease was as a result of our discontinuance of use of independent contractors in 2004, our retaining a new lab to handle our testing, which resulted in approximately $4,000 in savings during this period, as well as our continued and ongoing efforts to control overhead expense, including contract labor. We continued our practice of limiting our sales and marketing efforts because we had sufficient contracts in place and management believed we did not have sufficient staff to handle any additional work during this period. We also incurred interest expense of $2,453 in the three month period ended December 31, 2004, compared to interest expense of $1,334 during the three month period ended December 31, 2003, as a result of higher outstanding balances on our lines of credit.

     As a result of the above circumstances, we incurred a net loss of $7,379 during the three month period ended December 31, 2004, (less than $.01 per share), compared to net income of $3,149 during the similar period in 2003 (less than $.01 per share).

Liquidity and Capital Resources

     At December 31, 2004, we had $78,350 in cash.

     At December 31, 2004, we had accounts receivable in the amount of $73,111, compared to $147,580 at December 31, 2003. We believe that the discrepancy between the two periods is as a result of increased sales during the relevant period in 2003 and accelerated collection efforts during the relevant period in 2004. While no assurances can be provided, we expect that the amount of our accounts receivable will vary from period to period, depending upon the number and size of the projects we take on during the relevant time period.

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

     We estimate our cash requirements for the next twelve (12) months will be approximately $1,000,000. This includes $500,000 for salaries for EEI, $100,000 for environmental inspection licensing and employee training and $400,000 for working capital and administrative expenses. We expect that these expenses will be derived from our income from operations, our unused existing lines of credit and the proceeds from our pending public offering, if deemed effective by the SEC. We have previously paid the expenses related to this offering through cash flow from our current operations and expect to be able to pay any future expenses of this offering from such cash flow as well. If revenues slow (which is not expected), we believe that a portion of our corresponding expenses will also decrease, as we expect to continue to decrease contractor expenses by doing a better job of matching resources of the project with available staff. However, if revenues do decrease, our net income will also be expected to decrease correspondingly, unless we are able to continue to cut costs. However, while no assurances can be provided, we do not expect our revenues to continue to decrease.

     We have also established two revolving lines of credit, a $100,000 line with Insurenational, A.V.V., a Dublin, Ireland based reinsurance company, which is also one of our minority shareholders and a $25,000 line of credit with First American State Bank in Denver. The $100,000 line of credit, which is unsecured, bears interest at prime plus 3% and renews annually on July 1st at the lender's option. As of December 31, 2004, we had approximately $70,000 from this line available to us. The $25,000 line of credit is secured by substantially all of our assets, bears interest at 6.5% and matures June 4, 2005. As of December 31, 2004, we had borrowed $19,196 from this line of credit. These funds were used to fund our general working capital needs, including office equipment and supplies, salaries and rent.

     In addition, we are obligated to pay the principal sum of $110,700 to Charles Thorn, a current employee, pursuant to four (4) separate demand promissory notes. These notes were issued in exchange for our purchase of certain laboratory equipment and property. The notes are unsecured and bear interest at six percent (3%) per annum, with interest payable quarterly and the remaining principal and interest due beginning in January through May 2006. As of the date of this report, we are current on all of our interest payment obligations on these notes.

Trends

     As we approach the next six month period, we believe the most significant variable affecting our ability to generate revenues and achieve profitability will be the market acceptance of our services and our ability to market our services effectively to new clients and increase our marketing efforts. In this regard, we are continuing to identify and hire qualified individuals on an as needed basis. We are also trying to minimize turnover of our current employees during this period of initial operations.

     With the expectation that the governmental entities on the Federal and State levels will continue to require higher degrees of regulation compliance in managing the risks associated with hazardous materials such as asbestos, molds and lead based paint, our industry should continue to experience expansion in demand for our services. As discussed above in our discussion of our results of operations for the six month period ended December 31, 2004, on January 1, 2005, new laws in the State of Texas took effect, which regulates mold and air quality testing, including the requirement for mold testing of public and commercial buildings that are being modified. The new law also requires licencing of mold inspectors and consultants. In order to take advantage of this opportunity, we currently have 3 licensed consultants and 4 other employees in the process of obtaining licenses, in order to allow us to meet the anticipated increased demand for testing arising out of these new regulations.

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

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our six month period ended December 31, 2004.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There were no legal proceedings which we commenced, or which were filed or threatened against our Company during the six month period ended December 31, 2004.

ITEM 2.  CHANGES IN SECURITIES.

     We did not issue any of our securities during the six month period ended December 31, 2004.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              31.   Certification of Financial Statements in accordance with
                    Section 302 of the Sarbanes-Oxley Act of 2002

              32.   Certification of Financial Statements in accordance with
                    Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

         We did not file any reports on Form 8-K during the six month period ended December 31, 2004.

                           Esesis, Inc. and Subsidiary
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004
                                  (Unaudited)


                               ASSETS
CURRENT ASSETS
   Cash                                                          $ 78,350
   Trade accounts receivable                                       73,111
                                                                 --------

         Total current assets                                     151,461

PROPERTY, PLANT AND EQUIPMENT
   Furniture and equipment                                        113,200
   Less accumulated depreciation                                  (70,761)
                                                                 --------
                                                                   42,439
                                                                 --------

                                                                 $193,900
                                                                 ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                              $  7,005
   Accrued expenses                                                 9,094
   Notes payable                                                   49,196
                                                                 --------

         Total current liabilities                                 65,395

LONG-TERM DEBT                                                    110,700
                                                                 --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 10,000,000 shares
        authorized, no shares issued and outstanding,
        no rights or preferences determined                            --
   Common stock, $.0001 par value
        authorized 900,000,000 shares;
        issued and outstanding 20,200,000 shares                    2,020
   Paid-in capital in excess of par                                18,180
   Accumulated (deficit)                                           (2,395)
                                                                 --------
                                                                   17,805
                                                                 --------

                                                                 $193,900
                                                                 ========

   The accompanying notes are an integral part of these financial statements.

                           Esesis, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                    Three months ended
                                                        December 31,
                                                  -----------------------
                                                     2004         2003
                                                  ----------   ----------
Revenue                                           $  146,244   $  145,556
                                                  ----------   ----------
Expenses
   Sales and marketing                                 1,172          461
   Salaries, wages and related taxes                  88,697       57,624
   General and administrative                         61,301       82,988
                                                  ----------   ----------

                                                     151,170      141,073
                                                  ----------   ----------

Operating income (loss)                               (4,926)       4,483

Interest expense                                       2,453        1,334
                                                  ----------   ----------

Income (loss) before provision for income taxes       (7,379)       3,149

Provision for (benefit from) income taxes                 --           --
                                                  ----------   ----------

                  Net income (loss)               $   (7,379)  $    3,149
                                                  ==========   ==========

Basic and diluted income (loss) per share         $    (0.00)  $     0.00
                                                  ==========   ==========

Weighted average shares outstanding               20,200,000   20,200,000
                                                  ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                           Esesis, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Six months ended
                                                        December 31,
                                                  -----------------------
                                                     2004         2003
                                                  ----------   ----------
Revenue                                           $  295,437   $  332,548
                                                  ----------   ----------
Expenses
   Sales and marketing                                 1,377        9,263
   Salaries, wages and related taxes                 159,790      128,100
   General and administrative                        127,970      167,993
                                                  ----------   ----------

                                                     289,137      305,356
                                                  ----------   ----------

Operating income                                       6,300       27,192

Interest expense                                       3,355        2,233
                                                  ----------   ----------

Income before provision for income taxes               2,945       24,960

Provision for income taxes                                --        3,272
                                                  ----------   ----------

                  Net income                      $    2,945   $   21,688
                                                  ==========   ==========

Basic and diluted income per share                $     0.00   $     0.00
                                                  ==========   ==========

Weighted average shares outstanding               20,200,000   20,200,000
                                                  ==========   ==========


   The accompanying notes are an integral part of these financial statements.


                           Esesis, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Six months ended
                                                                       December 31,
                                                                  --------------------

                                                                    2004        2003
                                                                  --------    --------
Cash flows from operating activities

            Net cash provided by (used in) operating activities   $ 41,365    $(79,877)

Cash flows from investing activities

            Net cash provided by investing activities                   --          --
                                                                  --------    --------
Cash flows from financing activities
   Proceeds from notes payable                                       8,000      28,500
   Repayment of notes payable                                       (5,700)         --
                                                                  --------    --------

            Net cash provided by financing activities                2,300      28,500
                                                                  --------    --------

Net increase (decrease) in cash and cash equivalents                43,665     (51,377)

Cash and cash equivalents
            Beginning of period                                     34,685      41,623
                                                                  --------    --------

            End of period                                         $ 78,350    $ (9,754)
                                                                  ========    ========


   The accompanying notes are an integral part of these financial statements.

                           Esesis, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                  (Unaudited)

NOTE A - UNAUDITED STATEMENTS

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

     Income (Loss) Per Share

     Basic income per share amounts are computed by dividing net income by the weighted average number of common stock shares outstanding. Diluted income per share amounts reflect the maximum dilution that would have resulted from the exercise of outstanding common stock warrants and are computed by dividing the net income by the weighted average number of common shares outstanding plus the assumed exercise of the warrants. For the six months ended December 31, 2004 and 2003, basic and diluted income (loss) per share amounts are based on 20,200,000 weighted average common shares outstanding.

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

                                        ESESIS, INC.
                                        (Registrant)

                                        Dated: February 21, 2005



                                        By s/ Mark Hogan
                                        ---------------------------------------
                                        Mark Hogan, President and Treasurer