Form 10QSB
period 2005-03-31
ESESIS INC
filed 2005-05-26
CIK 1182151

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes
[ ] No [X].

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 23, 2005, was 20,200,000 shares.

Documents incorporated by reference: none

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three month period ended March 31, 2005, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on, our behalf. We disclaim any obligation to update forward-looking statements.

Overview

     Esesis, Inc., ("we," "us," "our" or the "Company") was incorporated on July 5, 2002, as a Colorado corporation, which, through our wholly owned operating subsidiary, Esesis Environmental, Corp. ("EEI") incorporated in Texas on July 10, 2002, provides environmental inspection and consulting services related to the abatement, remediation, and maintenance of asbestos, lead paint and toxic mold contamination. Our services are currently offered in Texas and Colorado through our subsidiary's offices in Waco, Texas and Centennial, Colorado. It is our goal to attempt to provide our services to both private sector clients and governmental entities. We currently derive the majority of our revenues from inspection and consulting services, and are hired by building owners, property management firms, state and local governments, schools, insurance adjustors and individuals to identify asbestos, lead paint, or mold contamination or hazards. Our consulting services develop remediation plans for identified hazards and provide ongoing inspections to insure proper hazardous material handling during renovation projects. Our principal executive offices are located at 7345 E. Peakview Ave.,

Centennial, Colorado 80111. EEI's offices are located at 5601 Edmond Ave., Suite A, Waco, Texas 76710, and it also utilizes our executive offices in Centennial, Colorado from which it conducts its Colorado operations.

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the periods indicated.

Results of Operations

Comparison of our Results of Operations for the Nine Month Periods Ended March 31, 2005 and 2004

     We generated revenues of $449,852 during our nine month period ended March 31, 2005, compared to revenues of $478,883 during our nine month period ended March 31, 2004, a decrease of $29,031. We believe that this decrease is largely attributable to certain changes in mandatory insurance coverage in the State of Texas. Relevant thereto, in January 2004, the Texas Department of Insurance adopted a policy allowing insurance companies to exclude mold as a covered item in property and casualty policies issued in Texas. This had a negative impact on our business, as policy holders were reluctant to pay to remedy this problem out of their own funds. This turned out to be a temporary setback for us as, on January 1, 2005, the State legislature in Texas adopted new laws in the State of Texas which regulate mold and air quality testing. Part of the new regulations require mold testing of public and commercial buildings that are being modified. While no assurances can be provided, we expect that this new regulatory requirement will result in additional business and corresponding increase in revenues and net income in the future due to the anticipated increase in available business from customers who are required to comply with these new regulations. We are addressing this matter as of the date of this Report. See "Trends," below.

     During our nine month period ended March 31, 2005, our operating expenses were $476,198, compared to operating expenses of $471,909 during our nine month period ended March 31, 2004, an increase of $4,289. This increase arose primarily from an increase of $35,376 in salaries, wages and related taxes during the nine month period ended March 31, 2005, as well as an increase of $9,230 in contract labor during this period. As a result of the changes in the regulations described in the paragraph above, we hired two new inspectors in our attempt to increase our market share. We intend to expand our staff further when we become confident of our ability to attract additional business on an ongoing basis, provided that we can identify qualified prospective employees. Part of our increases salaries also related to training our new employees during this period. As a result of this training, we did not utilize our new employees exclusively, but continued to temporarily rely on contract labor. In addition, our contract labor expense rose because of our retaining independent contractors who specialize in certain segments of our industry. The contracts we obtained during this period required certain specialized services offered by these contractors. We also incurred an increase of $21,474 in professional fees, which we attribute to costs associated with our registration statement, which went effective on May 16, 2005. These increases were offset by a decrease of $38,831 in lab fees, resulting from our retaining a new lab to handle our testing. We also reduced general and administrative expense by $16,490 and sales and marketing expense of $6,470 during the nine month period ended March 31, 2005, compared to the similar period in 2004 as a result of our continuing effort to reduce costs. We did not engage in extensive sales and marketing efforts because we believed we had sufficient contracts in place and we did not have sufficient trained staff to handle any additional work during this period.

     We also incurred interest expense of $5,242 during the nine month period ended March 31, 2005, compared to $3,183 in interest expense incurred during the similar period in 2004, which was attributable to higher debt balances. See "Liquidity and Capital Resources," below.

     As a result of the above circumstances, we generated a net loss of ($31,588) during the nine month period ended March 31, 2005 (less than $.01 per share), compared to net income of $2,867 during the similar period in 2004 (less than $.01 per share).

Comparison of our Results of Operations for the Three Month Periods Ended March 31, 2005 and 2004

     We generated revenues of $154,415 during our three month period ended March 31, 2005, compared to revenues of $146,335 during our three month period ended March 31, 2004, an increase of $8,080. This is consistent with management's belief that our revenues will remain relatively consistent unless and until we increase our staff and sales and marketing activity. We further believe that certain changes in mandatory insurance coverage in the State of Texas provided part of the reason for our increased revenues during this period. In January 2004, the Texas Department of Insurance adopted a policy allowing insurance companies to exclude mold as a covered item in property and casualty policies issued in Texas. This had a negative impact on our business, as policy holders were reluctant to pay to remedy this problem out of their own funds. This turned out to be a temporary setback for us as, on January 1, 2005, the State legislature in Texas adopted new laws in the State of Texas that regulate mold and air quality testing. Part of the new regulations require mold testing of public and commercial buildings that are being modified. While no assurances can be provided, we expect that this new regulatory requirement will result in additional business and corresponding increase in revenues and net income in the future due to the anticipated increase in available business from customers who are required to comply with these new regulations. However, no assurances can be provided that we will be able to increase our staff with qualified employees, or that we will be able to take advantage of this opportunity.

     During our three month period ended March 31, 2005, our operating expenses were $187,061, compared to operating expenses of $166,553 during our three month period ended

March 31, 2004, an increase of $20,508. This increase arose from an increase of $13,085 in professional fees relating to our registration statement filed with the Securities and Exchange Commission, which went effective May 16, 2005, general and administrative expense, which increased $15,839 as a result of increased insurance costs and increased office supplies, and an increase of $3,686 in salaries, wages and related taxes and $8,260 contract labor. As a result of the changes in the regulations described above, we hired two new inspectors in our attempt to increase our market share. We intend to expand our staff further when we become confident of our ability to attract additional business on an ongoing basis, provided that we can identify qualified prospective employees. Part of our increases salaries also related to training our new employees during this period. As a result of this training, we did not utilize our new employees exclusively, but continued to temporarily rely on contract labor. In addition, our contract labor expense rose because of our retaining independent contractors who specialize in certain segments of our industry. The contracts we obtained during this period required certain specialized services offered by these contractors. A portion of these increases was also the result of increased revenues. However, these increases were offset in part due to a decrease of $21,778 in lab fees, resulting from our retaining a new lab to handle our testing. We also had an increase in sales and marketing expense of $1,416. We did not engage in extensive sales and marketing efforts because we had sufficient contracts in place and management believed we did not have sufficient staff to handle any additional work during this period. We intend to expand our staff when we become confident of our ability to attract additional business on an ongoing basis, provided that we can identify qualified prospective employees.

     We incurred interest expense of $1,887 during the three month period ended March 31, 2005, compared to interest expense of $951 during the similar period in 2004, an increase of $936, which is attributable to increased borrowings. See "Liquidity and Capital Resources," below.

     As a result of the above circumstances, we incurred a net loss of ($34,533) during the three month period ended March 31, 2005, (less than $.01 per share), compared to a net loss of ($18,821) during the similar period in 2004 (less than $.01 per share).

Liquidity and Capital Resources

     At March 31, 2005, we had $94,109 in cash and $32,673 in accounts payable.

     At March 31, 2005, we had accounts receivable in the amount of $57,950, net of an allowance of $28,708 for doubtful accounts, compared to accounts receivable of $146,244 at March 31, 2004, a decrease of $88,254. While no assurances can be provided, we expect that the amount of our accounts receivable will vary from period to period, depending upon the number and size of the projects we take on during the relevant time period.

     We believe that we have achieved a major milestone of generating revenues and corresponding profits from our operations and it is our goal to increase revenues within the next twelve months through increased marketing efforts, with the expectation that the same will result in new customers for our environmental inspection and consulting services. We anticipate that the funding for these marketing efforts will be provided through revenue currently being generated from our operations and supplemented when necessary from our available lines of credit. We further believe that our future capital requirements will be met by our generating continued profits from our operations, which depend on the market acceptance of our services and our ability to successfully market our services through our in-house sales efforts. However, our ability to finance our operations in this manner, including our costs of operations and funding new promotion activities, may be dependent upon factors that are not within our control, including regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect our future funding requirements. Additional financing may be required in response to changing conditions within the industry or unanticipated competitive pressures. We have no arrangement with any party to provide us with additional debt or equity capital should the need arise in the future and we can make no assurances that we would be successful in raising additional capital, if needed, on favorable terms or at all. In addition, the growth of our business may require additional capital expenditures, working capital and debt service. As of the date of this Report, we do not intend to raise any additional funds or to expand our operations beyond our current Colorado and Texas markets. We will continue to focus on increasing revenues from our continued marketing efforts and maintaining low general and administrative overhead.

     It is not anticipated that we will make any significant capital expenditures in the next twelve (12) months to acquire equipment or other fixed assets. Our President and Treasurer, Mark Hogan, and Secretary, Gary Griffin, do not receive any compensation for their services.

     On May 16, 2005, the Securities and Exchange Commission issued an order of effectiveness on our registration statement. As of the date of this Report, we are engaged in the sale of up to 500,000 shares of our common stock at a price of $.10 per share, for aggregate proceeds of up to $50,000. While no assurances can be provided, we expect to sell all of the shares of common stock being offered. If we are successful in selling all of these shares, our liquidity should not be an issue over the next 12 month period unless unexpected events occur.

     We estimate our cash requirements for the next twelve (12) months will be approximately $100,000. This includes $20,000 for environmental inspection licensing and employee training and the balance for working capital. We expect that these expenses will be derived from our income from operations, our unused existing lines of credit and the proceeds from our recently effective registration statement. If revenues slow (which is not expected), we believe that a portion of our corresponding expenses will also decrease, as we expect to continue to decrease contractor expenses by doing a better job of matching resources of the project with available staff. However, if revenues do decrease, our net income will also be expected to decrease correspondingly, unless we are able to continue to cut costs. However, while no assurances can be provided, we do not expect our revenues to decrease.

     We have also established two revolving lines of credit, a $100,000 line with Insurenational, A.V.V., a Dublin, Ireland based reinsurance company, which is also one of our minority shareholders, and a $25,000 line of credit with First American State Bank in Denver. The $100,000 line of credit, which is unsecured, bears interest at prime plus 3% and renews annually on July 1st at the lender's option. As of March 31, 2005, we had approximately $75,700 from this line available to us. We expect to repay balances due under this line of credit out of profits from our operations and a portion of the proceeds we receive from our public offering. However, there can be no assurances that we will generate sufficient profits to repay this obligation. We currently do not have another plan for repayment of this debt. The $25,000 line of credit is secured by substantially all of our assets, bears interest at prime plus 3% and matures December 4, 2005. At March 31, 2005, the interest rate on this line of credit was 6.5%. As of March 31, 2005, we had borrowed this entire line of credit. Subsequently, as of the date of this Report we have repaid all balances owed under this line of credit. These funds were used to fund our general working capital needs, including office equipment and supplies, salaries and rent.

     In addition, we are obligated to pay the principal sum of $110,700 to Charles Thorn, a current employee, pursuant to four (4) separate demand promissory notes. These notes were issued in exchange for our purchase of certain laboratory equipment and property. The notes are unsecured and bear interest at three percent (3%) per annum, with interest payable semi-annually and the remaining principal and interest due January through May of 2006. As of the date of this Report, we are current on all of our interest payment obligations on these notes.

Trends

     As we approach the next twelve month period, we believe the most significant variable affecting our ability to generate revenues and achieve profitability will be the market acceptance of our services and our ability to market our services effectively to new clients and increase our marketing efforts. In this regard, we are continuing to identify and hire qualified individuals on an as needed basis. We are also trying to minimize turnover of our current employees during this period of initial operations.

     With the expectation that the governmental entities on the Federal and State levels will continue to require higher degrees of regulatory compliance in managing the risks associated with hazardous materials such as asbestos, molds and lead based paint, our industry should continue to experience expansion in demand for our services. As discussed above in our discussion of our results of operations for the nine month period ended March 31, 2005, on January 1, 2005, new laws in the State of Texas took effect, which regulates mold and air quality testing, including the requirement for mold testing of public and commercial buildings that are being modified. The new law also requires licensing of mold inspectors and consultants. In order to take advantage of this opportunity, we currently have 3 licensed consultants and 4 other employees in the process of obtaining licenses, in order to allow us to meet the anticipated increased demand for testing arising out of these new regulations.

     The environmental inspection and consulting industry is highly competitive and includes both small firms and large diversified firms that have the financial, technical and marketing capabilities to compete on a national level. The industry is not dominated by any one firm. We are competing on the basis of competitive pricing, as well as developing a reputation for quality and safety. We also plan to continue to target clients in rural areas where we believe our competition is not positioned to give local service. From our cash flow, we intend to institute a marketing program that will target governmental units that are not easily serviced by companies located in the major metropolitan areas. This will include direct mailings, telephone solicitation and sales calls by our staff.

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our three month period ended March 31, 2005.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There were no legal proceedings that we commenced, or which were filed or threatened against our Company during the three month period ended March 31, 2005.

ITEM 2.  CHANGES IN SECURITIES.

     We did not issue any of our securities during the three month period ended March 31, 2005.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         31.      Certification of Financial Statements in accordance with
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.      Certification of Financial Statements in accordance with
                  Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended March 31, 2005.

                                   Esesis, Inc
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
   Cash                                                           $  94,109
   Trade accounts receivable, net of allowance for
        doubtful accounts of $28,708                                 57,950
                                                                  ---------

         Total current assets                                       152,059
                                                                  ---------
PROPERTY, PLANT AND EQUIPMENT
   Furniture and equipment                                          113,200
   Less accumulated depreciation                                    (77,834)
                                                                  ---------
                                                                     35,366
                                                                  ---------
                                                                  $ 187,425
                                                                  =========

                     LIABILITIES AND STOCKHOLDERS'(DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                               $  32,673
   Accrued expenses                                                  11,480
   Lines of credit                                                   49,300
                                                                  ---------

         Total current liabilities                                   93,453
                                                                  ---------

LONG-TERM DEBT                                                      110,700
                                                                  ---------

COMMITMENTS AND CONTINGENCIES                                            --

STOCKHOLDERS' (DEFICIT)
   Preferred stock, $.01 par value, 10,000,000 shares
        authorized, no shares issued and outstanding,
        no rights or preferences determined                              --
   Common stock, $.0001 par value
        authorized 900,000,000 shares;
        issued and outstanding 20,200,000 shares                      2,020
  Paid-in capital in excess of par                                   18,180
   Accumulated (deficit)                                            (36,928)
                                                                  ---------
                                                                    (16,728)
                                                                  ---------
                                                                  $ 187,425
                                                                  =========

   The accompanying notes are an integral part of these financial statements.

                                   Esesis, Inc
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2005 and 2004
                                   (Unaudited)



                                                              2005            2004
                                                          ------------    ------------
Revenue                                                   $    154,415    $    146,335
                                                          ------------    ------------
Expenses
   Sales and marketing                                           1,433              17
   Salaries, wages and related taxes                            67,631          63,945
   Contract labor                                               13,865           5,605
   Lab fees                                                     17,647          39,425
   Professional fees                                            24,655          11,570
   General and administrative                                   61,830          45,991
                                                          ------------    ------------
                                                               187,061         166,553
                                                          ------------    ------------

Operating (loss)                                               (32,646)        (20,218)

Interest expense                                                 1,887             951
                                                          ------------    ------------

Net (loss) before income tax benefit                           (34,533)        (21,169)

Income tax benefit                                                  --          (2,348)
                                                          ------------    ------------

                  Net (loss)                              $    (34,533)   $    (18,821)
                                                          ============    ============

Basic and diluted (loss) per share                        $      (0.00)   $      (0.00)
                                                          ============    ============

Weighted average shares outstanding - basic and diluted     20,200,000      20,200,000
                                                          ============    ============


    The accompanying notes are an integral part of these financial statements

                                  Esesis, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the nine months ended March 31, 2005 and 2004
                                   (Unaudited)



                                                              2005            2004
                                                          ------------    ------------
Revenue                                                   $    449,852    $    478,883
                                                          ------------    ------------
Expenses
   Sales and marketing                                           2,810           9,280
   Salaries, wages and related taxes                           227,421         192,045
   Contract labor                                               31,749          22,519
   Lab fees                                                     36,508          75,339
   Professional fees                                            46,794          25,320
   General and administrative                                  130,916         147,406
                                                          ------------    ------------
                                                               476,198         471,909
                                                          ------------    ------------

Operating income (loss)                                        (26,346)          6,974

Interest expense                                                 5,242           3,183
                                                          ------------    ------------

Income (loss) before provision for income taxes                (31,588)          3,791

Provision for income taxes                                          --             924
                                                          ------------    ------------

                  Net income (loss)                       $    (31,588)   $      2,867
                                                          ============    ============

Basic and diluted income (loss) per share                 $      (0.00)   $       0.00
                                                          ============    ============

Weighted average shares outstanding - basic and diluted     20,200,000      20,200,000
                                                          ============    ============

    The accompanying notes are an integral part of these financial statements

                                  Esesis, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine months ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                     2005        2004
                                                                   --------    --------
Cash flows from operating activities
   Net income (loss)                                               $(31,588)   $  2,867
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
         Depreciation                                                21,219      21,220
         (Increase) decrease in accounts receivable                  71,141     (68,327)
         (Decrease) in accounts payable                              (7,623)     (2,046)
         Increase (decrease) in accrued expenses                      3,975     (11,133)
         Increase in deferred income taxes                               --         924
                                                                   --------    --------

            Net cash provided by (used in) operating activities      57,124     (56,495)
                                                                   --------    --------

Cash flows from investing activities                                     --          --
                                                                   --------    --------
Cash flows from financing activities
   Proceeds from lines of credit                                      8,000      42,000
   Repayment of lines of credit                                      (5,700)     (2,500)
                                                                   --------    --------

            Net cash provided by financing activities                 2,300      39,500
                                                                   --------    --------

Net increase (decrease) in cash and cash equivalents                 59,424     (16,995)

Cash and cash equivalents
            Beginning of period                                      34,685      41,623
                                                                   --------    --------

            End of period                                          $ 94,109    $ 24,628
                                                                   ========    ========

   The accompanying notes are an integral part of these financial statements.

                                   Esesis, Inc
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


NOTE A - UNAUDITED STATEMENTS

     These interim financial statements have been prepared by the Company without audit pursuant to Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at June 30, 2004, included in the Company's Form 10-KSB filed with Securities and Exchange Commission.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Esesis Environmental Corporation, a Texas corporation. All material intercompany accounts, balances and transactions have been eliminated in the consolidation.

     Income (Loss) Per Share

     Basic income  (loss) per share  amounts are computed by dividing net income
     (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share amounts reflect the maximum dilution that would have resulted from the exercise of outstanding common stock warrants and are computed by dividing the net income (loss) by the weighted average number of common shares outstanding plus the assumed exercise of the warrants.

NOTE C - SUBSEQUENT EVENT

     The Company has a $25,000 line of credit, which is secured by substantially all of the Company's assets, bearing interest at 6.5% and maturing on June 4, 2005. Subsequent to March 31, 2005, this line of credit and related accrued interest have been paid in full.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ESESIS, INC.
                                        (Registrant)

                                        Dated: May 26, 2005



                                        By: s/ Mark Hogan
                                           ------------------------------------
                                           Mark Hogan, President and Treasurer