Form 10KSB
period 2005-06-30
ESESIS INC
filed 2006-05-11
CIK 1182151

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

                     For the Fiscal Year Ended June 30, 2005

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

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---     ---

                          (Continued on Following Page)

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 -----

Issuer's revenues for its most recent fiscal year: $620,813


State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of May 11, 2006: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2006 there were 20,750,700 shares of the Company's common stock issued and outstanding.

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)      Yes   X   No
                                ----     ----

Documents Incorporated by Reference: None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                                  ESESIS, INC.

                                                                            PAGE
                                                                            ----

Facing Page
Index

PART I
Item 1.  Description of Business...............................................4
Item 2.  Description of Property..............................................10
Item 3.  Legal Proceedings....................................................11
Item 4.  Submission of Matters to a Vote of Security Holders..................11

PART II
Item 5.  Market for the Registrant's Common Equity
              and Related Stockholder Matters.................................11
Item 6.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................12
Item 7.  Financial Statements.................................................16
Item 8.  Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure........................................31
Item 8A. Controls and Procedures..............................................31

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............32
Item 10. Executive Compensation...............................................34
Item 11. Security Ownership of Certain Beneficial Owners and Management.......35
Item 12. Certain Relationships and Related Transactions.......................36

PART IV
Item 13. Exhibits and Reports on Form 8-K.....................................37
Item 14. Principal Accountant Fees and Services...............................38

SIGNATURES....................................................................40

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

     Esesis, Inc., ("we," "our," "us," or the "Company") was incorporated on July 5, 2002, as a Colorado corporation, which, through our wholly owned operating subsidiary, Esesis Environmental Corp. ("EEC"), provides environmental inspection and consulting services related to the abatement, remediation, and maintenance of asbestos, lead paint, and toxic mold contamination. EEC was incorporated in Texas on July 10, 2002 and began environmental inspection and consulting operations in November of 2002. Our services are offered in Texas and Colorado through our subsidiary's offices in Waco, Texas and Centennial, Colorado.

     We provide our services to both private sector clients and governmental entities and derive our revenues from inspection and consulting services. As of June 30, 2005, approximately 35% of our revenues have been derived from public entity accounts, with the balance derived from the private sector. We are hired by building owners, property management firms, insurance adjustors and individuals to identify asbestos, lead paint, or mold contamination or hazards. Our consulting services develop remediation plans for identified hazards and provide ongoing inspections to insure proper hazardous material handling during renovation projects.

     We filed a registration statement with the Securities and Exchange Commission ("SEC"), whereby we attempted to register up to 500,000 shares of our Common Stock for sale to the public at an offering price of $0.10 per share. In May 2005, our registration statement was deemed effective by the SEC. Thereafter, in September 2005, we successfully closed our initial public offering by selling all of the shares registered. We received aggregate net proceeds of $50,000 therefrom.

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

     In the early 1970's, it became publicly recognized that inhalation or ingestion of asbestos fibers was a direct cause of certain diseases, including asbestosis (a debilitating pulmonary disease), lung cancer, mesothelioma (a cancer of the abdominal and lung lining) and other diseases. In particular, friable asbestos-containing materials ("ACM") were designated as a potential health hazard because these materials can produce microscopic fibers and become airborne when disturbed.

     The Environmental Protection Agency (the "EPA") first banned the use of asbestos as a construction material in 1978 and the federal government subsequently banned the use of asbestos in other building materials as well. Most structures built before 1978 contain ACM in some form. Undated information posted on the EPA's website states that the EPA estimates that there are asbestos containing materials in most of the nation's approximately 107,000 primary and secondary schools and 733,000 public and commercial buildings.

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

     We intend to maintain expertise in all types of asbestos consulting including removal and disposal, enclosure and encapsulation. Our asbestos inspection and consulting work is completed in accordance with EPA, OSHA, state and local regulations governing asbestos abatement operations, disposal and air monitoring requirements. To date, our revenue has come from performing asbestos inspections and consulting for buildings being renovated. Specifically, the state of Texas requires a Texas Department of Health licensed asbestos inspector to conduct an asbestos inspection prior to a building permit being issued for any renovation or demolition of any facility that is not a residence less than a four-plex. Contractors, building owners and property management firms are levied significant fines for non-compliance for asbestos. For example, the fine for conducting renovation or demolition activities without an asbestos inspection is $10,000. Furthermore, our research indicates that asbestos inspections consistently discover asbestos present in buildings built prior to the mid 1980's, which may create an additional income stream for us because the Texas Department of Health requires project design and specifications be detailed in a project plan prior to renovation work being started, and project management and air monitoring during the renovation project. We provide these services to our clients as well.

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

     The low income and public housing markets, and the public school markets, due to the age of the structures, contain a significant amount of lead paint that is flaking and peeling. In response to this problem many municipal and state governments have developed programs to remediate the structures. For example, the Department of Housing and Urban Development ("HUD") has designated residences

(single or multifamily) constructed prior to 1978 as "Target Housing" which must have a lead paint inspection and risk assessment of their properties in the near future.

     We are attempting to capitalize on the increasing awareness and regulations surrounding lead paint contamination on older buildings by providing the initial inspection requisite to properly identify lead paint. We own a SciTech Map4XRF, a piece of specialized equipment for lead testing which is capable of quickly and cost effectively testing for lead. We purchased, by way of a note payable, the Map4XRF for $28,500 from Charles Thorn, an employee of our Waco office. The Map4XRF is manufactured by SciTech and enables us to conduct lead based paint inspections on-site without having to collect bulk samples and forward them to testing laboratories for analysis. Furthermore, this equipment alleviates the need to damage walls to take samples and eliminates the cost of repairing such damage. This equipment also allows for the collection of samples in the amounts specified by HUD.

Indoor Air Quality / Microbial Remediation

     Health professionals have been aware of the deleterious effects of certain types of molds for decades but the issue has gained increased public awareness in recent years. Our current focus is on toxic mold inspection in both commercial and residential structures. Our services include the identification and development of remediation plans, detailing methods and performing microbial (mold, fungus, etc.) abatement in commercial, residential, educational, medical and industrial facilities.

     We believe that the increase in awareness and concern over toxic mold because of the health implications of toxic mold contaminations in buildings will drive rapidly increasing demand for mold and air quality testing services. With the current state of the indoor air quality industry, it is likely that this field will be litigation driven, similar to asbestos in prior years, as building owners may be exposed to liability if they ignore indoor air concerns. Furthermore, this is an important area of interest to us, as contractors on mold remediation projects on buildings built prior to 1980 must assume items such as wall textures, thermal system insulation and floor tile with related mastics contain asbestos unless inspection is conducted to refute this assumption. We believe we can garner asbestos testing service revenue through relationships with mold and asbestos remediation contractors. To conduct a mold inspection in a public, commercial or industrial facility the inspector is required to have appropriate asbestos inspector training and/or licensing.

Target Market

     We have focused our operations on Texas as a growing market for our services because Texas has been one of the most aggressive states in terms of requiring asbestos and lead inspections prior to renovation projects. In addition, we have recently begun conducting inspection and consulting operations in Colorado, through our office in Centennial, Colorado. While Colorado has not been as aggressive as Texas in terms of requiring asbestos and lead inspections prior to renovation projects, we felt Colorado provides an additional market we could serve with minimal additional costs because our corporate headquarters are already located in that state.

     We believe market demand for our services is directly correlated to the level of renovations occurring on older buildings in the geographic region we serve. In Texas, all renovations and demolitions of public, commercial and industrial facilities require an asbestos inspection prior to any manipulation of building materials. Most other states have similar requirements. While the economy in general has exhibited poor performance, real estate and construction markets have shown resilience with the aid of record low interest rates and stable real estate values. We believe that these factors, coupled with the regulatory environment for environmental issues, will contribute to renovation levels that will drive demand for our services for the foreseeable future.

     We work with and market to asbestos, lead paint and mold remediation firms, real estate firms, property management firms, architects, building owners, schools and governments. Since inception, no customer has accounted for over ten percent (10%) of our revenue, and as a result, we do not believe that the loss of any one of our current contracts should not have a significant impact on our operations.

     During our fiscal year ended June 30, 2005, approximately 80% of our revenue was derived from the environmental inspection and consulting services related to asbestos, 10% derived from the environmental inspection and consulting services related to toxic mold contamination, and 10% to the inspection, testing and consulting of lead.

Operations

     We provide services on a project-by-project basis. Each project is competitively bid and individually negotiated with the owner of the building or the project manager. The majority of our contracts are on a fixed price basis and the length of the contracts are typically one to five days; however, larger projects often require thirty to sixty days or longer to complete.

     We closely monitor projects by assigning responsibility for each contract to a project manager and/or air-monitoring technician, who coordinates the project until its completion. All personnel conducting asbestos or lead related activities are appropriately trained and licensed. The contracted work is performed by a qualified labor force in accordance with regulatory requirements and contract specifications, which describe worker safety and protection procedures, air monitoring protocols and abatement methods.

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

Licenses

     Esesis Environmental is licensed and/or certified in both Texas and Colorado to conduct inspection and consulting services in those states. In addition, certain management and staff members are licensed and/or certified by various governmental agencies and professional organizations in both Texas and Colorado. The following table sets forth the various licenses currently held by Esesis Environmental and/or its employees:

                               Company/               Annual    Initial  Juris-
 Service        License       Individual   Status      Cost      Cost   diction
 -------        -------       ----------   ------      ----      ----   -------

Asbestos Texas Department of   Company     Active      $200      $200    Texas
         Health Asbestos
         Consultant Agency

Asbestos Texas Department of  Individual 1 licensed   $1,000    $3,150   Texas
         Health Individual                employee
         Asbestos Consultant

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
         Health Asbestos Air             employees
         Monitoring Technician

  Lead   Texas Department of  Individual 1 licensed    $200      $475    Texas
         Health Lead Inspector            employee
         License

  Lead   Texas Department of  Individual 1 licensed    $300      $275    Texas
         Health Lead Risk                 employee
         Assessor License

  Mold   Texas Department of   Company   2 licensed    $500      $500    Texas
         Health Lead Risk                employees
         Assessor License

                               Company/               Annual    Initial  Juris-
 Service        License       Individual   Status      Cost      Cost   diction
 -------        -------       ----------   ------      ----      ----   -------

  Mold   Consultant           Individual 3 licensed    $300      $300    Texas
                                         employees

Insurance

     We maintain insurance coverage for general liability, professional and pollution liability, automobile liability and microbial contaminant consulting liability through American International Group. The policy, which provides a $1,000,000 limit per claim and in the aggregate, insures against both property damage and bodily injury arising from the contracting activities of our subsidiary. The policy is written on an "occurrence" basis, which provides coverage for insured risks that occur during the policy period, irrespective of when a claim is made. In addition, we maintain worker compensation and employer liability insurance coverage through Texas Mutual Insurance Co.

Competitive Conditions

     The environmental inspection and consulting industry is highly competitive and includes both small firms and large diversified firms that have the financial, technical and marketing capabilities to compete on a national level. Our industry is not dominated by any one firm. Our business plan provides for us to target clients in rural areas where we deem competition as not as great. We are aware of only two (2) competitors within 75 miles of our Waco, Texas office. Of the approximately 250 competitors based in the State of Texas, approximately 85% are located in the Dallas-Ft. Worth, Houston and San Antonio metropolitan areas. We believe that it is not cost effective for those metropolitan based competitors to offer their services in most of the rural areas where we concentrate our marketing and sales operations. We compete on the basis of competitive pricing, a reputation for quality and safety and the ability to obtain the appropriate level of insurance. However, we are and will continue to be an insignificant participant in the environmental inspection and consulting industry. A large number of established and well-financed entities are active in our industry. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than ours and, consequently, we are and will continue to be at a competitive disadvantage in the foreseeable future.

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

Employees

     As of the date of this Report, EEC employed fifteen (15) people consisting of senior management and staff at its offices in Waco, Texas and Centennial, Colorado. Ten (10) are employed in our Texas office (7 full-time and 3 part-time) and five (5) are employed in our Colorado office (all part-time). The employees include accounting, administrative, sales and clerical personnel as well as project managers and field supervisors. EEC also uses contractors for field operations based upon specific projects. Independent contractors who provide services may be represented by a number of different unions. We do not have any employees and our President, Mark Hogan, and Secretary, Gary Griffin, do not receive any compensation for their services. Mr. Hogan also serves as the President and Treasurer of EEC and Gary Griffin serves as Secretary. Mr. Hogan and Mr. Griffin are also the only directors of EEC. We consider our employee labor relations to be good.

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

Patents and Trademarks

     We hold no patents or trademarks.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. Our headquarters are located at 7345 E. Peakview Avenue, Centennial, Colorado 80111. This space consists of approximately 800 square feet of office space. We use the office space pursuant to a verbal agreement with Secured Structures Settlement Corp. to whom we pay $200 a month in rent on a month-to-month basis. Secured Structures Settlement Corp. is owned by Marshall Griffin and Terry Whiteside, both beneficial owners of our common stock. We believe our lease is on terms competitive with similar offices in the area. Esesis Environmental maintains its executive offices at 5601 Edmond Avenue, Suite A, Waco, Texas 76710. Esesis Environmental leases approximately 800 square feet of office space from an unaffiliated party pursuant to a verbal agreement for $300 per month, on a month-to-month basis. As disclosed elsewhere, Esesis Environmental also uses our Colorado offices for the conduct of its Colorado operations.

     Our principal office's telephone number is (303) 689-9601 and facsimile number is (303) 689-9567.

ITEM 3. LEGAL PROCEEDINGS

     There were no material legal proceedings that are pending or that were threatened against us during our fiscal year ended June 30, 2005 of which our management is aware.

Subsequent Event

     In April 2006, our wholly owned subsidiary, Esesis Environmental Corp. ("EEC"), was named as a third-party defendant in an action brought in the District Court for McLennan County, Texas. The relevant complaint alleges that EEC committed a breach of fiduciary duty, negligent misrepresentation and fraud. EEC has filed an answer in this matter, denying all allegations. Discovery has yet to commence in this matter and we believe it is too early in the proceeding to allow us to ascertain whether EEC has any liability in this matter. A judgment against EEC in this matter could have a negative impact on our results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three month period ended June 30, 2005, no matters were presented to our shareholders for approval.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for our securities. In the future, we intend to arrange to have an application submitted to the National Association of Securities Dealers, Inc. to trade our common stock on the OTC Bulletin Board. There can be no assurances that our application will be approved.

     (b) Holders. There are 75 holders of our Common Stock.

     (c) Dividends. We have not paid any dividends on our Common Stock since our inception. We do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended June 30, 2006.

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

Overview

     We were incorporated on July 5, 2002, as a Colorado corporation, which, through our wholly owned operating subsidiary, Esesis Environmental, Corp., ("EEC"), incorporated in Texas on July 10, 2002, provides environmental inspection and consulting services related to the abatement, remediation, and maintenance of asbestos, lead paint and toxic mold contamination. Our services are currently offered in Texas and Colorado through our subsidiary's offices in Waco, Texas and Centennial, Colorado. Since our inception, we have met our goal of providing our services to both private sector clients and governmental entities. We currently derive the majority of our revenues from inspection and consulting services, and are hired by building owners, property management firms, state and local governments, schools, insurance adjustors and individuals to identify asbestos, lead paint, or mold contamination or hazards. Our consulting services develop remediation plans for identified hazards and provide ongoing inspections to insure proper hazardous material handling during renovation projects. Our principal executive offices are located at 7345 E. Peakview Ave., Centennial, Colorado 80111. EEC's offices are located at 5601 Edmond Ave., Suite A, Waco, Texas 76710 and it also utilizes our executive offices in Centennial, Colorado from which it conducts its Colorado operations.

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the periods indicated.

Results of Operations

Comparison of our Results of Operations for the Fiscal Years Ended June 30, 2005 and 2004

     We generated revenues of $620,813 during our fiscal year ended June 30, 2005, compared to revenues of $615,206 during our fiscal year ended June 30, 2004, an increase of $5,607. This is increase was attributable, in part, to an increase in mandatory inspections for mold in Texas.

     During our fiscal year ended June 30, 2005, our operating expenses were $669,951, compared to operating expenses of $631,914 during our fiscal year ended June 30, 2004, an increase of $38,037. This arose from cost associated with training of additional employees, licensing requirements for mold inspectors and testing lab fees. Except for depreciation, all of our expenses arose from general and administrative expense.

     We spent the nominal sums of $8,071 and $3,468 on sales and marketing during 2004 and 2005, respectively. Our reduced sales and marketing effort was the direct result of management's decision to focus on existing customer relationships. We also felt we had sufficient business to keep our staff busy during this time and we were concentrating on paying our bills rather than expanding our business.

     We incurred interest expense of $5,071 and $8,468 during 2004 and 2005, respectively. In a period of rising interest rates we expect the amount of interest paid to increase in 2006. We have not reserved for income taxes for 2005.

     As a result of the above circumstances, we incurred a loss of ($57,606) during our fiscal year ended June 30, 2005 (less than $.01 per share), compared to our incurring a loss of ($19,795) during our fiscal year ended June 30, 2004 (less than $.01 per share).

Liquidity and Capital Resources

     At June 30, 2005, we had $77,685 in cash.

     At June 30, 2005, we had accounts receivable in the amount of $78,562, compared to $73,111 at June 30, 2004. While no assurances can be provided, we expect that the amount of our accounts receivable will vary from period to period, depending upon the number and size of the projects we take on during the relevant time period.

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

     We estimate our cash requirements for the next twelve (12) months will be approximately $100,000. This includes $25,000 for environmental inspection licensing and employee training and the balance for working capital. We expect that these expenses will be derived from our income from operations and our unused existing lines of credit. If revenues slow (which is not expected), we believe that a portion of our corresponding expenses will also decrease, as we expect to continue to decrease contractor expenses by doing a better job of matching resources of the project with available staff. However, if revenues do decrease, our net income will also be expected to decrease correspondingly, unless we are able to continue to cut costs. However, while no assurances can be provided, we do not expect our revenues to decrease.

     During our fiscal year ended June 30, 2005, we had established two revolving lines of credit, a $100,000 line with Insurenational, A.V.V., a Dublin, Ireland based reinsurance company, which is also one of our minority shareholders, and a $25,000 line of credit with First American State Bank in Denver. The $100,000 line of credit is unsecured, bears interest at prime plus 3% and renews annually on July 1st at the lender's option. This line of credit was extended for a one year period in June 2005. As of June 30, 2005, we had used $82,300 of this available credit. We expect to repay balances due under this line of credit out of profits from our operations, if any. However, there can be no assurances that we will generate sufficient profits to repay this obligation. We currently do not have another plan for repayment of this debt. The $25,000 line of credit was secured by substantially all of our assets, bore interest at 6.5% and was retired in May of 2005.

     In addition, during our fiscal year ended June 30, 2005, we were obligated to pay the principal sum of $110,700 to Charles Thorn, a current employee, pursuant to four (4) separate demand promissory notes. These notes were issued in exchange for our purchase of certain laboratory equipment and property. The notes were unsecured and bore interest at three percent (3%) per annum, with interest payable quarterly and the remaining principal and interest due beginning in January through May 2006.

Subsequent Event

     In September 2005, we reached an agreement with Mr. Thorn to satisfy our obligations owed to him. We paid Mr. Thorn cash consideration of $60,000 and agreed to issue an aggregate of 50,700 shares of our Common Stock to him in satisfaction of our obligations under the four (4) outstanding notes. Additionally, Mr. Thorn agreed that the shares issued to him would be canceled in the event he resigned from our Company before January 1, 2010.

Trends

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

     With the expectation that the governmental entities on the Federal and State levels will continue to require higher degrees of regulation compliance in managing the risks associated with hazardous materials such as asbestos, molds and lead based paint, our industry should continue to experience expansion in demand for our services. As discussed above, on January 1, 2005, new laws in the State of Texas took effect, which regulates mold and air quality testing, including the requirement for mold testing of public and commercial buildings that are being modified. The new law also requires licencing of mold inspectors and consultants. In order to take advantage of this opportunity, we currently have 3 licensed consultants and 4 other employees in the process of obtaining licenses, in order to allow us to meet the anticipated increased demand for testing arising out of these new regulations.

     The environmental inspection and consulting industry is highly competitive and includes both small firms and large diversified firms that have the financial, technical and marketing capabilities to compete on a national level. Our industry is not dominated by any one firm. We are competing on the basis of competitive pricing, as well as developing a reputation for quality and safety. We also plan to continue to target clients in rural areas where we believe our competition is not positioned to give local service. From our cash flow, we intend to institute a marketing program that will target governmental units that are not easily serviced by companies who office in the major metropolitan areas. This will include direct mailings, telephone solicitation and sales calls by our staff.

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended June 30, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

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

     Details regarding our use of these policies and the related estimates are described in the accompanying financial statements as of June 30, 2005, and for the years ended June 30, 2005 and the period July 5, 2002 (inception) through June 30, 2005. During the year ended June 30, 2005, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

ITEM 7.  FINANCIAL STATEMENTS









                                  ESESIS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2004 and 2005

                                  ESESIS, INC.
                        Consolidated Financial Statements



                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED
    PUBLIC ACCOUNTING FIRM                                                    1


FINANCIAL STATEMENTS

         Consolidated balance sheets                                          2
         Consolidated statements of operations                                3
         Consolidated statements of stockholders' equity                      4
         Consolidated statements of cash flows                                5
         Notes to consolidated financial statements                           7

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


I have audited the accompanying consolidated balance sheets of Esesis, Inc. as of June 30, 2004 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Esesis, Inc. as of June 30, 2004 and 2005, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Aurora, Colorado                              s/Ronald R. Chadwick, P.C.
April 24, 2006                                RONALD R. CHADWICK, P.C.












                                  ESESIS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,     June 30,
                                                            2004         2005
                                                         ---------    ----------
ASSETS

 Current assets
      Cash                                               $  34,684    $  76,835
      Trade accounts receivable, net of allowance
          for doubtful accounts of $14,000 and $13,000     129,091       78,562
                                                         ---------    ---------
              Total current assets                         163,775      155,397
                                                         ---------    ---------

      Fixed assets                                         113,200      113,200
      Less accumulated depreciation                        (56,615)     (84,915)
                                                         ---------    ---------
                                                            56,585       28,285
                                                         ---------    ---------

 Total Assets                                            $ 220,360    $ 183,682
                                                         =========    =========

LIABILITIES &
   STOCKHOLDERS' EQUITY

 Current liabilities
       Accrued payables                                  $  47,800    $  14,378
       Notes payable - current                              47,000      193,000
                                                         ---------    ---------
           Total current liabilties                         94,800      207,378
                                                         ---------    ---------

       Long term debt                                      110,700           --
                                                         ---------    ---------

 Total Liabilities                                         205,500      207,378
                                                         ---------    ---------

 Stockholders' Equity
       Preferred stock, $.01 par value;
           10,000,000 shares authorized;
           no shares issued and outstanding                     --           --
       Common stock, $.0001 par value;
           900,000,000 shares authorized;
           20,200,000 and 20,399,000 shares issued and
           outstanding at June 30, 2004 and 2005             2,020        2,040
       Additional paid in capital                           18,180       38,060
       Accumulated deficit                                  (5,340)     (63,796)
                                                         ---------    ---------

 Total Stockholders' Equity                                 14,860      (23,696)
                                                         ---------    ---------

 Total Liabilities and Stockholders' Equity              $ 220,360    $ 183,682
                                                         =========    =========



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                  ESESIS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Year Ended         Year Ended
                                               June 30, 2004       June 30, 2005
                                                ------------       -------------


Revenue                                         $    615,206       $    620,813
                                                ------------       ------------

Operating expenses:
     Depreciation                                     28,293             28,300
     General and administrative                      600,997            642,501
                                                ------------       ------------
                                                     629,290            670,801
                                                ------------       ------------

Gain (loss) from operations                          (14,084)           (49,988)
                                                ------------       ------------

Other income (expense):
     Interest expense                                 (5,711)            (8,468)
                                                ------------       ------------

Income (loss) before
     provision for income taxes                      (19,795)           (58,456)

Provision for income tax                                  --                 --
                                                ------------       ------------

Net income (loss)                               $    (19,795)      $    (58,456)
                                                ============       ============

Net income (loss) per share
(Basic and fully diluted)                       $      (0.00)      $      (0.00)
                                                ============       ============

Weighted average number of
common shares outstanding                         20,200,000         20,299,500
                                                ============       ============






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  ESESIS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                    Stock-
                                  Common Stock         Paid In       Accum.        holders'
                              Shares       Amount      Capital      Deficit        Equity
                            ----------   ----------   ----------   ----------    ----------
Balances at June 30, 2003   20,200,000   $    2,020   $   18,180   $   14,455    $   34,655

Gain (loss) for the year             0            0           --      (19,795)      (19,795)
                            ----------   ----------   ----------   ----------    ----------

Balances at June 30, 2004   20,200,000   $    2,020   $   18,180   $   (5,340)   $   14,860

Sales of common stock          199,000           20   $   19,880           --        19,900

Gain (loss) for the year             0            0            0      (58,456)      (58,456)
                            ----------   ----------   ----------   ----------    ----------

Balances at June 30, 2005   20,399,000   $    2,040   $   38,060   $  (63,796)   $  (23,696)
                            ==========   ==========   ==========   ==========    ==========


















         The accompanying notes are an integral part of the consolidated financial statements.

                                  ESESIS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 Year Ended     Year Ended
                                               June 30, 2004   June 30, 2005
                                                 --------        --------
   Cash Flows From Operating Activities:
     Net income (loss)                           $(19,795)       $(58,456)

     Adjustments to reconcile net loss to
     net cash provided by (used for)
     operating activities:
          Depreciation                             28,293          28,300
          Accounts receivable                     (65,174)         51,529
          Allowance for doubtful accounts          14,000          (1,000)
          Accrued payables                         (6,139)        (33,423)
          Deferred income taxes                    (2,624)             --
                                                 --------        --------
               Net cash provided by (used for)
               operating activities               (51,439)        (13,050)
                                                 --------        --------


Cash Flows From Investing Activities:
                                                       --              --
                                                 --------        --------
               Net cash provided by (used for)
               investing activities                    --              --
                                                 --------        --------




                         (Continued On Following Page)






         The accompanying notes are an integral part of the consolidated financial statements.

                                                ESESIS, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                       (Continued From Previous Page)


                                                Year Ended      Year Ended
                                               June 30, 2004   June 30, 2005
                                                 --------         -------

Cash Flows From Financing Activities:
         Proceeds from notes payable               52,000          59,800
         Payments on notes payable                 (5,000)        (24,500)
         Payments on long term debt                (2,500)             --
         Sales of common stock                     19,900
                                                 --------        --------
               Net cash provided by (used for)
               financing activities                44,500          55,200
                                                 --------        --------

Net Increase (Decrease) In Cash                    (6,939)         42,150

Cash At The Beginning Of The Period                41,623          34,684
                                                 --------        --------

Cash At The End Of The Period                    $ 34,684        $ 76,834
                                                 ========        ========


Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest                           $    383        $  1,615
Cash paid for income taxes                       $     --        $     --








         The accompanying notes are an integral part of the consolidated financial statements.

                                  ESESIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Esesis, Inc. (the "Company") was incorporated in the state of Colorado on July 5, 2002. The Company, through its wholly owned subsidiary, provides environmental inspection and consulting services related to the abatement and remediation of asbestos, lead paint and toxic mold contamination. The Company's present operations serve commercial customers in the central Texas and Dallas/Fort Worth metropolitan area through an office in Waco, Texas.

Principles of consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiary, Esesis Environmental Corporation. All significant intercompany accounts and transactions have been eliminated.

Revenue recognition
-------------------

The Company's environmental inspection and consulting services are provided on a project-by-project basis and are competitively bid or individually negotiated. The majority of these services are performed under customer authorizations to proceed with the services performed under formal contracts at fixed prices, or fixed hourly rates plus expenses. Projects are typically one to five days in duration, although larger projects can take thirty to sixty days to complete. Revenue is recognized when the services are performed and collection is reasonably assured, and customers are billed at least monthly and at project completion. The Company extends unsecured credit to its customers for amounts billed which are due on a net 30 day basis and which are considered past due after 30 days.

Income tax
----------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At June 30, 2004 and 2005 the Company had net operating loss carryforwards of approximately $91,000 and $149,000 which begin to expire in 2023. The deferred tax asset of $22,000 and $33,000 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2004 and 2005 was $13,600 and $11,500.

                                  ESESIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Advertising costs
-----------------

The Company charges advertising costs to expense as incurred. During the years ended June 30, 2004 and 2005, advertising costs charged to expense were $590 and $3,468, respectively.

Cash and cash equivalents
-------------------------

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable
-------------------

Management evaluates the Company's accounts receivable on a customer by customer basis after an invoice is over 90 days past due and provides for bad debts expense when management determines the amounts to be uncollectible. At June 30, 2004 and 2005, the allowance for doubtful accounts was $14,000 and $13,000.

Fair value of financial instruments
-----------------------------------

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Property and equipment
----------------------

Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the individual assets, generally 4 years.

Impairment of long-lived assets
-------------------------------

The Company periodically reviews the carrying amount of long-lived assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

                                  ESESIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Net income (loss) per share
---------------------------

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Stock based compensation
------------------------

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment information
-------------------

The Company follows SFAS 131, "Disclosure About Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company in 2004 and 2005 operated in one business segment, and all sales were domestic and external.


                                   ESESIS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements
--------------------------------

In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS 155 resolves certain accounting issues related to various hybrid financial instruments. The Company has adopted the provisions of SFAS No. 155 which are effective for fiscal years beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

In August 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, "Accounting Changes and Error Corrections." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, requiring in general retrospective application to prior periods' financial statements of changes in accounting principle. The Company has adopted the provisions of SFAS No. 154 which are effective for accounting changes and corrections of errors beginning after December 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets (An Amendment of APB No. 29)". SFAS 153 amends Opinion 29 to eliminate the fair value accounting exception for nonmonetary exchanges of similar productive assets, and replaces that exception with a general exception for nonmonetary assets that do not have commercial substance. The Company has adopted the provisions of SFAS No. 153 which are effective in general for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions (An Amendment of FASB Statements No. 66 and 67)". SFAS 152 amends FASB 66 and 67 to reference the accounting and reporting guidance for real estate time-sharing transactions provided for in AICPA Statement of Position 04-2. The Company has adopted the provisions of SFAS No. 152 which are effective for financial statements for fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs (An Amendment of ARB No. 43, Chapter 4)". SFAS 151 amends and clarifies financial accounting and reporting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company has adopted the provisions of SFAS No. 151 which are effective in general for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

                                       10
                                                                              27

                                  ESESIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. FIXED ASSETS

     At June 30, 2004 and 2005, property and equipment were composed of the following:

                                                          June 30,
                                                   ---------------------
                                                     2004         2005
                                                   --------     --------


         Furniture and equipment                   $ 78,500     $ 78,500
         Computer equipment                           9,200        9,200
         Mobile trailer                              25,500       25,500
                                                   --------     --------

                                                    113,200      113,200
         Less accumulated depreciation              (56,615)     (84,915)
                                                   --------     --------

                                                   $ 56,585     $ 28,285
                                                   ========     ========

     During the years ended June 30, 2004 and 2005, depreciation expense totaled $28,293 and $28,300, respectively.

                                  ESESIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. NOTES PAYABLE AND LONG-TERM DEBT

The Company is the debtor on four demand promissory notes payable to a former director and current employee totaling $110,700. These notes were issued in exchange for the purchase of the Company's property and equipment. At June 30, 2004 and 2005, the aggregate outstanding principal balance on these notes totaled $110,700. The note agreements, which expire on various dates between January and May 2006, are unsecured, bear interest at 3% per annum and require quarterly interest-only payments.

The Company in 2004 and 2005 used two revolving lines of credit, a $100,000 line with a finance company, and a $25,000 line with a bank. The $100,000 line, which is secured by substantially all of the assets of the Company, bears interest at the prime rate plus 3% and renews annually in June at the option of the lender. As of June 30, 2004 and 2005, $22,500 and $82,300 had been borrowed on this line of credit. The $25,000 line, which was secured by all Company assets, bore interest at 6.5%, and had an outstanding balance of $24,500 at June 30, 2004, was retired by the Company in 2005.

The fair value of the Company's notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturity. At June 30, 2004 and 2005, the fair value of the notes payable approximated the amount recorded in the financial statements.

NOTE 4. STOCKHOLDERS' EQUITY

Preferred Stock

The Company's articles of incorporation authorize the Board of Directors to issue up to 10,000,000 shares of preferred stock with a $.01 per share par value. As of June 30, 2004 and 2005, there was no preferred stock issued or outstanding.

Common Stock

The Company's articles of incorporation authorize the Board of Directors to issue up to 900,000,000 shares of common stock with a $.0001 per share par value. Attached to each share of the original 20,200,000 shares issued by the Company, was a warrant/option to purchase an additional common share at a price of $.25. These warrants/options expired on November 11, 2003.

NOTE 5. OFFICE LEASES

The Company rents office space under various verbal, month-to-month arrangements at different locations, including space from an officer. The monthly rental under all these lease arrangements is approximately $700 per month. During the years ended June 30, 2004 and 2005, rent expense under these leases totaled approximately $10,000 and $8,500 respectively.

                                       12
                                                                              29

                                  ESESIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. SUBSEQUENT EVENTS

In April 2006 the Company's wholly owned subsidiary, Esesis Environmental Corp. ("EEC"), was named as a third party defendant in an action brought in the District Court for McLennan County, Texas. The complaint alleges that EEC committed a breach if fiduciary duty, negligent misrepresentation and fraud. EEC has denied all of the allegations, and the outcome of the proceedings is unknown at the present time.






































                                       13

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective September 30, 2004, the firm of Turner, Stone & Company, L.L.P. ("Turner"), our independent accountant during the period from July 5, 2002 (inception) through September 30, 2004, was dismissed. Our Board of Directors authorized this action. Turner had audited our financial statements for the fiscal years ended June 30, 2003, and the nine month period ended March 31, 2004.

     Effective September 30, 2004, we retained the firm of Stark Winter Schenkein & Co., LLP ("SWS") to audit our financial statement for our fiscal year ended June 30, 2005, which financial statements are included herewith. This change in independent accountants was approved by our Board of Directors. There were no consultations between us and SWS prior to their appointment.

     Effective September 12, 2005, the firm of SWS, our independent accountant during the period from September 30, 2004 through September 12, 2005, was dismissed. Our Board of Directors authorized this action. SWS had audited our financial statements for the fiscal year ended June 30, 2004.

     Effective September 12, 2004, we retained the firm of Ronald R. Chadwick, P.C. ("Chadwick") to audit our financial statement for our fiscal year ended June 30, 2005, which financial statements are included herewith. This change in independent accountants was approved by our Board of Directors. There were no consultations between us and Chadwick prior to their appointment.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth information regarding our executive officers and directors as well as other key employees:

           Name           Age                   Position
     ----------------     ---    ------------------------------------------

     Mark E. Hogan         65    President, Treasurer and a Director

     Gary Griffin          65    Secretary, Manager of Esesis Environmental
                                 and a Director

     Robert D. Wunder      58    Director

     Charles Thorn         68    Key Employee of Esesis Environmental

     Our Articles of Incorporation and Bylaws provide that the number of members of our board of directors shall be not less than one (1) and not more than nine
(9) members. Our current number of directors is three (3). Directors are elected by the shareholders at the annual meeting and serve until their successors are duly elected and qualified. Directors are elected for a term of one (1) year. All of our officers serve at the discretion of our board of directors.

     The following is a biographical summary of the business experience of our directors, executive officers and key employee:

     Mark Hogan has served as our President, Treasurer and a director since July 2002. He is responsible for strategic planning and administrative operations. Mr. Hogan was Executive Vice President and a Director of Byerly & Company, an employee benefit consulting firm from 1977 to 1997. His duties included the direction of administrative operations, strategic planning and consulting. From 1997 to 2002, Mr. Hogan was an area Vice President of Gallagher Byerly, Inc., an employee benefit consulting firm and the successor firm to Byerly & Company. His primary role was project management and strategic planning. In addition, he maintained select clients for employee benefit consulting. Mr. Hogan retired from Gallagher Byerly in 2002, however he is periodically retained by the company to conduct operational audits with the company's branch offices around the United States. He maintains the designation of a Certified Employee Benefit Specialist ("CEBS"). Mr. Hogan is a Trustee and a member of the executive committee for Kids in Need of Dentistry, a non-profit organization providing free dental care to children of financially disadvantaged families. He devotes approximately ten (10) hours per week to our business.

     Gary Griffin has served as Secretary, the manager of Esesis Environmental's Texas and Colorado operations, and a director since October 2003. He is also our founder and assisted us in our formation, organizing our business structure and developing our business plan. In his capacity as manager of Esesis Environmental, he is responsible for the day-to-day operations, including bidding and negotiating contracts. Since April 1988, Mr. Griffin has served as the President of Consultant Group, Inc.,

Englewood, Colorado, a corporation solely owned by him, which provides advice on corporate restructuring to private and public corporations operating in the United States, the United Kingdom and France. From January 1992 to November 1994, Mr. Griffin was the President of Beneficial Capital Financial Services, Inc., a financial consulting firm. He served as the Treasurer and Chairman of the Board of Directors of Resource Finance Group, Ltd. ("RFG"), a public Colorado corporation engaged in the business of providing operators of metal mines in selected developing countries with mining and processing equipment and training in exchange for a revenue interest in the mines, from August 1991 until RFG merged, in April 1993, with Onyx Systems, Ltd. He received a Bachelor of Business Administration from the University of Texas in 1964 and a Master's degree in Business Administration from North Texas State University in 1965. Mr. Griffin devotes approximately ten (10) hours per week to our business.

     Robert Wunder has served as a director of our Company since July 2002, and served as our Secretary from July 2002 to October 2003. From 1999 to 2002, Mr. Wunder was Vice President of Venture Vision Corp., a venture capital company located in Greenwood Village, Colorado. In this capacity, Mr. Wunder assisted in locating, evaluating and promoting mining properties located in Mexico, Zimbabwe and Chile. From 1996 to 1998, Mr. Wunder was the Sr. Vice President of Project Development for Echo Bay Mines Ltd., a gold mining company with headquarters in Greenwood Village, Colorado. At Echo, Mr. Wunder managed all requirements for project feasibility and construction. Mr. Wunder is also a partner in Spectrum Galleries Fine Art, a fine art gallery in Folsom, California that he established in 1998. Mr. Wunder received a B.S. in Engineering from the Colorado School of Mines in 1972 and an M.B.A. from the University of Utah in 1980. He devotes approximately two (2) hours per week to Esesis and is not active in the day-to-day operations of Esesis or Esesis Environmental.

Key Employee

     Charles Thorn served as manager of Esesis Environmental Corp. from October 2002 to October 2003 and is currently a key employee of Esesis Environmental. Mr. Thorn assists the manager of Esesis Environmental, Gary Griffin, in the day-to-day operations of Esesis Environmental, including the bidding and negotiation of contracts. Mr. Thorn has been working in the environmental consulting industry in Texas since 1988 as an independent contractor. From 1988 to 1990, he specialized in Asbestos Hazard Emergency Response Act ("AHERA") compliance for schools. Since 1990, he has gained experience in asbestos, lead paint and toxic mold testing and consulting. Mr. Thorn is licensed or certified by the Texas Department of Health as an Individual Asbestos Consultant, Asbestos Air Monitor, Asbestos Management Planner, Lead Risk Assessment, Asbestos Supervisor, Asbestos Contractor, Asbestos Project Designer and ASTM Site
Assessment. Mr. Thorn also has specific expertise in compliance with Texas Department of Health and Environmental Protection Agency regulations concerning asbestos in public buildings and AHERA compliance. Mr. Thorn works full-time for Esesis Environmental and devotes approximately forty-five (45) hours per week to the business.

MEETINGS OF THE BOARD OF DIRECTORS
AND COMMITTEES OF THE BOARD OF DIRECTORS

     Our operations are managed under the supervision of our Board of Directors, which has the ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies.

     During fiscal 2005, pursuant to the laws of the State of Colorado, our Board of Directors held one (1) meeting. In fiscal 2005, none of our directors received any fee for attending Board meetings and received no expense reimbursement.

     During fiscal 2005, the Board of Directors had no committees. Management intends to establish both an Audit Committee and Compensation Committee in the future.

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

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     Mark Hogan, our President and Treasurer, does not currently receive any salary or other form of compensation from us and devotes only part-time to our business. In addition, Gary Griffin, our Secretary and the manager of EEC, does not receive any salary or other form of compensation from us and also devotes only part-time to our business. No employee receives an annual salary and/or bonus that exceeds $100,000.

     We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties.

     We currently do not have any employment agreements with any of our executive officers and to date, no executive officer has received any compensation from us. However, Charles Thorn, a key employee of EEC, has an employment agreement that provides for payment of a salary of $60,000 per year, plus a $700 per month car allowance and other benefits and bonuses to be determined by EEC. The agreement is for an indefinite term and may be terminated by either party upon ninety (90) days notice.

Stock Options

     We have no stock option plan and no officers or directors have received any options to purchase our common stock as part of their executive compensation. However, certain officers and directors purchased shares of common stock and warrants/options to purchase common stock pursuant to a private placement in August 2002. The common stock and warrants/options were purchased on the same terms as offered to all other purchasers in the private placement. The warrants/options were exercisable until November 11, 2003, at an exercise price of $.25 per share. The warrants/options were not exercised and expired by their terms on November 11, 2003. It is possible that we will adopt a stock option plan in the near future.

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


                                                Amount and Nature
                    Name and Address of             Beneficial       Percent of
Title of Class       Beneficial Owner                Ownership          Class
--------------  --------------------------      -----------------    ----------

Common          Marshall Griffin                 5,000,000 (2)          24.1%
                7345 Peakview Ave.
                Centennial, CO 80111

Common          Terry Whiteside                  2,000,000 (3)           9.6%
                7345 Peakview Ave.
                Centennial, CO 80111

Common          Gary Griffin (1)                 2,000,000 (2)(3)        9.6%
                7345 Peakview Ave.
                Centennial, CO 80111

Common          Mark Hogan (1)                     200,000                 *
                7 East Skye Lane
                Highlands Ranch, CO 80130

Common          All Officers and Directors       2,200,000 (2)(3)       10.6%
                as a Group (3 persons)
---------------------
*        Less than 1%

(1)  Officer and director as of the date of this report.

(2) Mr. Marshall Griffin is the emancipated son of Gary Griffin. Mr. Gary Griffin disclaims beneficial ownership of these shares.

(3) Ms. Whiteside is the wife of Mr. Gary Griffin and as such, these shares may be deemed to be owned by Mr. Griffin. However, he disclaims any beneficial ownership.

     The balance of our outstanding common shares are held by 72 persons.

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

     As disclosed in the Note 3 to our financial statements, during our fiscal year ended June 30, 2005, we were indebted to Charles Thorn, a current employee of EEC and the brother-in-law of Gary Griffin, on four (4) demand promissory notes, originally totaling $113,200, of which $110,700 remained owed as of June 30, 2005. The notes were issued in exchange for the purchase by us of certain property and equipment owned by Mr. Thorn and necessary to the conduct of our operations. Specifically, we purchased the following items for the purchase prices indicated:

                             Equipment                     Purchase Price
           ----------------------------------------------  --------------

           SciTech Map4XRF                                    $28,500
           Mobile trailer                                     $25,500
           Desk, chairs, testing supplies, file cabinets      $50,000
           4 Dell computers, 3 Dell laptops                   $ 9,200

     We negotiated the purchase prices on the above items with Mr. Thorn and issued promissory notes in the amounts indicated as consideration. However, we did not seek an independent appraisal on any of the items purchased and because Mr. Thorn and Mr. Griffin are brothers-in-law, the transactions with Mr. Thorn were not arms length in nature. Management and the board of directors believed the transactions were in our best interest because the purchased equipment was already set-up for the environmental inspection and consulting business and allowed us to begin immediate business operations. The only asset acquired by Mr. Thorn within two years prior to transfer to us was the mobile trailer which he acquired for $37,616 and sold to us for $25,500.00 and was evidenced by a promissory note dated May 1, 2003. In September 2005, we reached an agreement with Mr. Thorn to satisfy our obligations owed to him. We paid Mr. Thorn cash consideration of $60,000 and agreed to issue an aggregate of 50,700 shares of our Common Stock to him in satisfaction of our obligations under the four (4) outstanding notes. Additionally, Mr. Thorn agreed that the shares issued to him would be canceled in the event he resigned from our Company before January 1, 2010.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are attached to this Report

Exhibit No.      Description
-----------      -----------

31.1 Certification of our Chief Executive Officer/Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of our Chief Executive Officer/Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Following are a list of exhibits that we previously filed with the Securities and Exchange Commission:

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

10.2 Revolving Line of Credit Agreement between Esesis, Inc. and Insurenational, A.V.V.*

10.3 Revolving Line of Credit Agreement between Esesis, Inc. and First American State Bank.*

10.4             Modification Agreement with First American State Bank*

10.5             Security Agreement with First American State Bank**

21.1             List of Subsidiaries
------------
* Previously filed as exhibits to our Registration Statement on Form SB-2, which became effective May 15, 2005.

b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended June 30, 2005.

Subsequent Event

     On or about September 12, 2005, we filed a report on Form 8-K, advising of the discharge of our former independent accountant and retention of our current independent accountant. See "PART II, Item 8," above.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Our board of directors reviews and approves audit and permissible non-audit services performed by our independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and our appointment of Turner, Stone & Company, L.L.P. and Stark Winter Schenkein & Co., LLP as our former independent accountants and Ronald R. Chadwick, P.C. as our current independent accountants, our board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Ronald R. Chadwick, P.C. in our fiscal year ended June 30, 2005, were approved by our board of directors. Neither Turner, Stone & Company, L.L.P., nor Ronald R. Chadwick, P.C. performed any services on our behalf during the fiscal year ended June 30, 2004.

     Set forth below is a summary of the fees paid to our principal accountants for the past two years for the professional services performed for us.

Audit Fees

     The aggregate fee paid to Stark Winter Schenkein & Co., LLP, was $19,068 for professional services rendered for the audits of our financial statements for the fiscal year ended June 30, 2004.

     The aggregate fee paid to Ronald R. Chadwick, P.C., was $12,050 for professional services rendered for the audit of our financial statements for the fiscal year ended June 30, 2005.

Audit-Related Fees

     There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

Tax Fees

     The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for fiscal years ended June 30, 2005 and 2004 were $500 and $3,000, respectively.

All Other Fees

     There were no other fees billed by Stark Winter Schenkein & Co., LLP or Ronald R. Chadwick, P.C. during the last two fiscal years for products and services provided.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2006.

                                       ESESIS, INC.
                                       (Registrant)


                                       By: s/ Mark Hogan
                                          --------------------------------------
                                          Mark Hogan, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 11, 2006.


s/ Mark Hogan
------------------------------------
Mark Hogan, Director

S/ Gary Griffin
------------------------------------
Gary Griffin, Director


------------------------------------
Robert Wunder, Director