Form 10QSB
period 2006-03-31
ESESIS INC
filed 2006-05-23
CIK 1182151

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2006

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes
        No   X   .
-----      -----

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 23, 2006 was 20,782,000 shares.

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)       Yes     X    No
                                -----       -----

Documents incorporated by reference:  none

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS.





                                  ESESIS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                          Quarter Ended March 31, 2006

                                  ESESIS, INC.
                        Consolidated Financial Statements
                                   (Unaudited)


                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

FINANCIAL STATEMENTS

         Consolidated balance sheet                                           1
         Consolidated statements of operations                                2
         Consolidated statements of stockholders' equity                      3
         Consolidated statements of cash flows                                4
         Notes to consolidated financial statements                           6

                                  ESESIS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                   Mar. 31, 2006
                                                                   -------------
   ASSETS

  Current assets
        Cash                                                         $  54,205
        Trade accounts receivable                                       89,098
                                                                     ---------
               Total current assets                                    143,303
                                                                     ---------

        Fixed assets, net                                                8,248
                                                                     ---------
                                                                         8,248
                                                                     ---------

  Total Assets                                                       $ 151,551
                                                                     =========

LIABILITIES & STOCKHOLDERS' DEFICIT

  Current liabilities
        Accrued payables                                             $  11,977
        Notes payable - current                                         84,800
                                                                     ---------
            Total current liabilties                                    96,777
                                                                     ---------

  Total Liabilities                                                     96,777
                                                                     ---------

  Stockholders' Deficit
        Preferred stock, $.01 par value;
            10,000,000 shares authorized;
            no shares issued and outstanding
        Common stock, $.0001 par value;
            900,000,000 shares authorized;
            20,782,000 shares issued and
            outstanding at March 31, 2006                                2,078
        Additional paid in capital                                     124,922
        Accumulated deficit                                            (72,226)

                                                                     ---------
  Total Stockholders' Deficit                                           54,774
                                                                     ---------

  Total Liabilities and Stockholders' Deficit                        $ 151,551
                                                                     =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  ESESIS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Three months    Three months     Nine months     Nine months
                                      Ended           Ended           Ended           Ended
                                 Mar. 31, 2006    Mar. 31, 2005   Mar. 31, 2006   Mar. 31, 2005
                                  ------------    ------------    ------------    ------------
Revenue                           $    192,281    $    154,415    $    419,968    $    449,852
                                  ------------    ------------    ------------    ------------

Operating expenses:
     Depreciation                        6,679           7,073          20,037          21,219
     General and administrative        147,357         179,988         398,350         454,979
                                  ------------    ------------    ------------    ------------
                                       154,036         187,061         418,387         476,198
                                  ------------    ------------    ------------    ------------

Gain (loss) from operations             38,245         (32,646)          1,581         (26,346)
                                  ------------    ------------    ------------    ------------

Other income (expense):
     Interest expense                   (2,174)         (1,887)        (10,011)         (5,242)
                                  ------------    ------------    ------------    ------------

Income (loss) before
     provision for income taxes         36,071         (34,533)         (8,430)        (31,588)

Provision for income tax                    --              --              --              --
                                  ------------    ------------    ------------    ------------

Net income (loss)                 $     36,071    $    (34,533)   $     (8,430)   $    (31,588)
                                  ============    ============    ============    ============

Net income (loss) per share
(Basic and fully diluted)         $       0.00    $      (0.00)   $      (0.00)   $      (0.00)
                                  ============    ============    ============    ============

Weighted average number of
common shares outstanding           20,775,333      20,200,000      20,610,444      20,200,000
                                  ============    ============    ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  ESESIS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                         Stock-
                                        Common Stock         Paid In        Accum.      holders'
                                    Shares       Amount      Capital       Deficit       Equity
                                  ----------   ----------   ----------   ----------    ----------
Balances at June 30, 2005         20,399,000   $    2,040   $   38,060   $  (63,796)   $  (23,696)

Sales of common stock                329,000           33       32,867           --        32,900

Compensatory stock issuances          54,000            5       53,995           --        54,000

Gain (loss) for the nine
     months ended Mar. 31, 2006           --           --           --       (8,430)       (8,430)
                                  ----------   ----------   ----------   ----------    ----------

Balances at March 31, 2006        20,782,000   $    2,078   $  124,922   $  (72,226)   $   54,774
                                  ==========   ==========   ==========    ==========   ==========















               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  ESESIS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                Nine Months    Nine Months
                                                   Ended          Ended
                                               Mar. 31, 2006  Mar. 31, 2005
                                                 --------        --------
Cash Flows From Operating Activities:
     Net income (loss)                           $ (8,430)       $(31,588)

     Adjustments to reconcile net loss to
     net cash provided by (used for)
     operating activities:
          Depreciation                             20,037          21,219
          Accounts receivable                     (10,536)         71,141
          Accrued payables                         (2,401)         (3,648)
          Compensatory stock issuances             54,000              --
                                                 --------        --------
               Net cash provided by (used for)

               operating activities                52,670          57,124
                                                 --------        --------


Cash Flows From Investing Activities:
                                                       --              --
                                                 --------        --------
               Net cash provided by (used for)
               investing activities                    --              --
                                                 --------        --------


                          (Continued On Following Page)



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  ESESIS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                         (Continued From Previous Page)

                                                Nine Months    Nine Months
                                                   Ended          Ended
                                               Mar. 31, 2006  Mar. 31, 2005
                                                 --------        --------

Cash Flows From Financing Activities:
         Proceeds from notes payable                 2,500           8,000
         Payments on notes payable                      --          (5,700)
         Payments on long term debt               (110,700)             --
         Sales of common stock                      32,900              --
                                                 ---------       ---------
               Net cash provided by (used for)
               financing activities                (75,300)          2,300
                                                 ---------       ---------

Net Increase (Decrease) In Cash                    (22,630)         59,424

Cash At The Beginning Of The Period                 76,835          34,685
                                                 ---------       ---------

Cash At The End Of The Period                    $  54,205       $  94,109
                                                 =========       =========


Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest                           $  11,688       $      --
Cash paid for income taxes                       $      --       $      --







               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  ESESIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation
---------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

The company
-----------

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

Income tax
----------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary

                                        6
                                                                               9

                                  ESESIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Advertising costs
-----------------

The Company charges advertising costs to expense as incurred.

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

                                  ESESIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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


NOTE 2. CONTINGENCIES

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

                                        8

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

Overview

     Esesis, Inc., ("we," "us," "our" or the "Company") was incorporated on July 5, 2002, as a Colorado corporation, which, through our wholly owned operating subsidiary, Esesis Environmental Corp. ("EEC") incorporated in Texas on July 10, 2002, provides environmental inspection and consulting services related to the abatement, remediation, and maintenance of asbestos, lead paint and toxic mold contamination. Our services are currently offered in Texas and Colorado through our subsidiary's offices in Waco, Texas and Centennial, Colorado. It is our goal to attempt to provide our services to both private sector clients and governmental entities. We currently derive the majority of our revenues from inspection and consulting services, and are hired by building owners, property management firms, state and local governments, schools, insurance adjustors and individuals to identify asbestos, lead paint, or mold contamination or hazards. Our consulting services develop remediation plans for identified hazards and provide ongoing inspections to insure proper hazardous material handling during renovation projects. Our principal executive offices are located at 7345 E. Peakview Ave., Centennial, Colorado 80111. EEC's offices are located at 5601 Edmond Ave., Suite A, Waco, Texas 76710, and we also utilize our executive offices in Centennial, Colorado where we conduct our Colorado operations.

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the periods indicated.

Results of Operations

Comparison of our Results of Operations for the Nine-Month Periods Ended March 31, 2006 and 2005

     We generated revenues of $419,968 during our nine-month period ended March 31, 2006, compared to revenues of $449,852 during our nine-month period ended March 31, 2005, a decrease of $29,884 (6%). We believe that this decrease is largely attributable to a significant decrease in remodeling activities in our service area. According to the McClellen County Building Department, the summer of 2005 was the slowest summer for remodeling since 2002.

     During our nine month period ended March 31, 2006, our operating expenses were $418,387, compared to operating expenses of $476,198 during our nine-month period ended March 31, 2005, a decrease of $57,811 (12%). This decrease arose primarily from the decreased business described in the above paragraph. We were concerned about the length of the downturn in our sector and attempted to get a better control of operating costs in expectation that this downturn could be lengthy. However, as a result of hurricanes hitting this area during 2005, our business increased beginning in September 2005.

     We also reduced general and administrative expense by $56,629 (12%) during the nine- month period ended March 31, 2006, compared to the similar period in 2005, as a result of our continuing effort to reduce costs. During the nine-month period ended March 31, 2006, our general and administrative expenses were $398,350, compared to $454,979 in our nine-month period ended March 31, 2005. We did not engage in extensive sales and marketing efforts because we did not have sufficient trained staff to handle any additional work during this period.

     We incurred interest expense of $10,011 during the nine-month period ended March 31, 2006, compared to $5,242 in interest expense incurred during the similar period in 2005, which was attributable to higher debt balances. See "Liquidity and Capital Resources," below.

     As a result of the above circumstances, we generated a net loss of ($8,430) during the nine-month period ended March 31, 2006 (less than $.01 per share), compared to a net loss of ($31,588) during the similar period in 2005 (less than $.01 per share).

Comparison of our Results of Operations for the Three-Month Periods Ended March 31, 2006 and 2005

     We generated revenues of $192,281 during our three-month period ended March 31, 2006, compared to revenues of $154,415 during our three-month period ended March 31, 2005, an increase of $37,866 (20%). This increase was as a result of increased contracts arising as a result of the hurricanes referenced above.

     During our three-month period ended March 31, 2006, our operating expenses were $154,036, compared to operating expenses of $187,061 during our three-month period ended March 31, 2005, a decrease of $33,025 (18%). This decrease arose primarily from a decrease in general and administrative expense incurred during this period, which decreased from $179,988 for the three months ended March 31, 2005, compared to general and administrative expense of $147,357 incurred during the three-month period ended March 31, 2006, a decrease of $32,631 (18%). We did not engage in extensive sales and marketing efforts because we had sufficient contracts in place and management believed we did not have sufficient staff to handle any additional work during this period. We intend to expand our staff when we become confident of our ability to attract additional business on an ongoing basis, provided that we can identify qualified prospective employees.

     We incurred interest expense of $2,174 during the three-month period ended March 31, 2006, compared to interest expense of $1,887 during the similar period in 2005, an increase of $287, which is attributable to increased balance on our line of credit. See "Liquidity and Capital Resources," below.

     As a result of the above circumstances, we generated net income of $36,071 during the three-month period ended March 31, 2006, (less than $.01 per share), compared to a net loss of ($34,533) during the similar period in 2005 (less than $.01 per share).

Liquidity and Capital Resources

     At March 31, 2006, we had $54,205 in cash and $11,977 in accounts payable.

     At March 31, 2006, we had accounts receivable in the amount of $89,098, compared to accounts receivable of $57,950 at March 31, 2005, an increase of $31,148. While no assurances can be provided, we expect that the amount of our accounts receivable will vary from period to period, depending upon the number and size of the projects we take on during the relevant time period.

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

     During the nine-month period ended March 31, 2006, we had established two revolving lines of credit, a $100,000 line with Insurenational, A.V.V., a Dublin, Ireland-based reinsurance company, which is also one of our minority shareholders, and a $25,000 line of credit with First American State Bank in Denver. The $100,000 line of credit is unsecured, bears interest at prime plus 3% and renews annually on July 1st at the lender's option. This line of credit was extended for a one-year period in June 2005 and we expect that this line of credit will be extended again in June 2006. As of March 31, 2006, we had used $84,800 of this available credit. We expect to repay balances due under this line of credit out of profits from our operations, if any. However, there can be no assurances that we will generate sufficient profits to repay this obligation. We currently do not have another plan for repayment of this debt. The $25,000 line of credit was secured by substantially all of our assets, bore interest at 6.5% and was retired in May of 2005.

     In addition, during the nine-month period ended March 31, 2006, we were obligated to pay the principal sum of $110,700 to Charles Thorn, a current employee, pursuant to four (4) separate demand promissory notes. These notes were issued in exchange for our purchase of certain laboratory equipment and property. The notes were unsecured and bore interest at three percent (3%) per annum, with interest payable quarterly and the remaining principal and interest due beginning in January through May 2006.

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

     With the expectation that the governmental entities on the Federal and State levels will continue to require higher degrees of regulation compliance in managing the risks associated with hazardous materials such as asbestos, molds and lead based paint, our industry should continue to experience expansion in demand for our services. On January 1, 2005, new laws in the State of Texas took effect, which regulates mold and air quality testing, including the requirement for mold testing of public and commercial buildings that are being modified. The new law also requires licensing of mold inspectors and consultants. In order to take advantage of this opportunity, we currently have three licensed consultants and four other employees in the process of obtaining licenses in order to allow us to meet the anticipated increased demand for testing arising out of these new regulations.

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

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during our nine-month period ended March 31, 2006.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There were no legal proceedings that we commenced, or which were filed or threatened against our Company during the three-month period ended March 31, 2006.

Subsequent Event

     In April 2006, our wholly owned subsidiary, Esesis Environmental Corp. ("EEC") was named as a third-party defendant in an action brought in the District Court for McLennan County, Texas. The relevant complaint alleges that EEC committed a breach of fiduciary duty, negligent misrepresentation and fraud. EEC has filed an answer in this matter, denying all allegations. Discovery has yet to commence in this matter and we believe it is too early in the proceeding to allow us to ascertain whether EEC has any liability in this matter. A judgment against EEC in this matter could have a negative impact on our results of operations and financial condition.

ITEM 2.  CHANGES IN SECURITIES.

     We did not issue any of our securities during the three-month period ended March 31, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         31 Certification of Financial Statements in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

         32     Certification of Financial Statements in accordance with Section
               906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the three-month period ended March 31, 2006.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ESESIS, INC.
                                       (Registrant)

                                       Dated: May 23, 2006



                                       By:  s/Mark Hogan
                                          --------------------------------------
                                          Mark Hogan, President and Treasurer